Form 10-Q
period 1995-03-31
ELECTROSOURCE INC
filed 1995-05-11
CIK 823927

3


                            FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               OR

[ ]       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter.)

               Delaware                     742466304
          (State or other jurisdiction                 (I.R.S.
Employer
          of incorporation or organization)
Identification No.)

          3800-B Drossett Drive
              Austin, Texas                          78744-1131
          (Address of principal                       (Zip Code)
            executive offices)

                          (512)445-6606
      (Registrant's telephone number, including area code)

           __________________________________________
      (Former name, former address and former fiscal year,
                  if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

       APPLICABLE  ONLY TO ISSUERS INVOLVED  IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __  No __
             APPLICABLE  ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,035,355 shares as of May 10, 1995.





                  INDEX TO FINANCIAL STATEMENTS
                         March 31, 1995


Electrosource, Inc.                Commission file number 0-16323



Condensed Balance Sheets at March 31, 1995 (Unaudited)and
December 31,
1994..................................................   Page   3
Condensed Statements of Operations for the three months ended March 31, 1995 and 1994
(Unaudited)...........................................   Page   4
Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1994
(Unaudited)...........................................   Page   5
Notes to Condensed Financial Statements...............   Page   6
Managements' Discussion and Analysis..................   Page   8
Exhibits to Form 10Q...................................   Page 10
Index toExhibits ......................................   Page 11

                 Part I - Financial Information


Item I.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                        March 31,     December 31,
                                           1995
                                                             1994
                                       (Unaudited)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents            $  1,037,739   $  2,193,290
   Trade receivables                       2,209,711      2,478,311
   Inventories                               442,919        231,656
   Prepaid expenses                          180,622         24,651
          TOTAL CURRENT ASSETS             3,870,991      4,927,908

PLANT AND EQUIPMENT (net of
accumulated depreciation of $827,579
   in 1995 and $694,307 in 1994)           4,395,363      2,632,049

TECHNOLOGY LICENSE AGREEMENT (net of
accumulated
   amortization of $1,338,309 in 1995
and $1,291,104 in 1994)                    1,710,365      1,757,570

DEPOSITS                                      60,000              0
TOTAL ASSETS                            $ 10,036,719   $  9,317,527


LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
   Accounts payable, accrued
liabilities and other                  $   2,250,464  $   1,896,296
   Deferred revenue                                0      1,000,000
           TOTAL CURRENT LIABILITIES       2,250,464      2,896,296

CONVERTIBLE NOTE PAYABLE                   3,800,000      3,800,000

TECHNOLOGY LICENSE  PAYABLE                2,894,011      3,271,343

CAPITAL LEASE OBLIGATIONS (less
current portion)                              34,115         35,337

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock par value $0.10 per
share; authorized 30,000,000 shares;
   shares issued and outstanding:
17,927,411 in 1995 and
   15,134,463 in 1994                      1,792,741      1,513,446
   Warrants                                        0              0
   Paid in capital                        19,473,080     15,356,043
   Retained earnings (deficit)          (20,207,692)   (17,554,938)
                                           1,058,129      (685,449)
TOTAL LIABILITIES AND SHAREHOLDERS'     $ 10,036,719   $  9,317,527
EQUITY (DEFICIT)


See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)



                                          Three Months Ended March 31,
                                               1995               1994
Revenues
     Project revenue                       $    778,593      $   1,321,423
     License fees                             1,000,000                  0
     Revenue from joint venture                       0            182,268
partner
     Royalty revenue                                  0             25,000
     Battery sales                              153,423                  0
     Interest income                             26,779              6,088
                                              1,958,795          1,534,779
Costs and expenses
     Selling, general and                     1,289,099            523,684
administrative
     Research and development                 1,089,802            903,764
     Manufacturing                            1,924,671                  0
     Technology license and                      74,705             74,705
royalties
     Depreciation and amortization              133,272             42,658
                                              4,511,549          1,544,811

Loss before income taxes                    (2,552,754)           (10,032)

     Income taxes (foreign)                     100,000                  0

Net loss                                 $  (2,652,754)        $  (10,032)

Net loss per common share                    $   (0.16)         $      .00

Average common shares outstanding            16,855,203         13,284,129




See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Cash Flows (Unaudited)



                                          Three Months Ended March 31,
                                                1995             1994
OPERATING ACTIVITIES
     Net loss                           $  (2,652,754)      $   (10,032)
     Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
         Technology license fee                 19,000                 0
         Depreciation                          133,272            42,658
         Amortization of technology
license agreement                               47,205            47,205
         Changes in operating assets
and liabilities:
             (Increase) decrease in
receivables                                    268,600          (64,644)
             Increase in prepaid
expenses and deposits                        (215,971)          (37,167)
             Increase in inventories         (211,263)                 0
             Increase in accounts
payable and accrued liabilities                375,928            72,891
             Increase (decrease) in        (1,000,000)            98,180
deferred revenue
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                       (3,235,983)           149,091

INVESTING ACTIVITES
     Purchase of plant and equipment       (1,896,586)         (100,844)
                    CASH USED IN
INVESTING ACTIVITIES                       (1,896,586)         (100,844)

FINANCING ACTIVITIES
     Payment on capital lease
obligations                                   (22,982)          (10,384)
     Proceeds from issuance of common
stock                                        4,000,000           142,415
                    CASH PROVIDED BY
FINANCING ACTIVITIES                         3,977,018           132,031

                    INCREASE
(DECREASE) IN CASH AND
                             CASH
EQUIVALENTS                                (1,155,551)           180,278

     Cash and cash equivalents at
beginning of period                          2,193,290         1,000,723

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                     $ 1,037,739       $ 1,181,001


See notes to condensed financial statements.
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

NOTE B - DEVELOPMENT STAGE COMPANY

Prior to 1995 the Company had been a "development stage company" for financial reporting purposes. In 1995 the Company began to increase activity at its San Marcos, Texas manufacturing facility and is beginning to earn significant revenue from its intended operations. Accordingly, the Company no longer will report as a "development stage company".

NOTE C - PROPERTY AND EQUIPMENT

                                        March 31, December 31,
                                          1995           1994
Office Equipment                       $  464,784     $ 269,957
Production Equipment                    2,657,312     1,404,052
Lab Equipment                             713,436       519,543
Leasehold Improvements                  1,387,410     1,132,804
                                        5,222,942     3,326,356
Less:  Accumulated depreciation
       and amortization                   827,579       694,307

Total Property and Equipment           $4,395,363   $ 2,632,049


NOTE D - COMMON STOCK

In January 1995, the Company sold 2,051,282 shares of Common
Stock which resulted in net proceeds to the Company of $3,000,000. In addition, in March 1995, the Company sold 500,000 shares of Common Stock which resulted in net proceeds to the Company of $1,000,000.


NOTE E - TECHNOLOGY LICENSE PAYABLE

During the fourth quarter of 1994, the Company finalized the Technology License Agreement with BDM Technologies, Inc. ("BDM"). Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to pay BDM: $80,000 cash, issue 1,700,000 shares of Common Stock in thirty-six equal installments; issue 200,000 additional shares of Common Stock if the Company decides to maintain the license beyond the original three year term; grant 1,000,000 options to purchase Common Stock exercisable at $4.00 per share; and buy BDM's interest in a corporate joint venture ("HBTI"), previously created by BDM and the Company, for 100,000 shares of Common Stock. During the first quarter of 1995, the Company issued 241,666 shares of Common Stock to BDM under the terms of this agreement and recorded a $377,332 increase to shareholders' equity with a corresponding reduction to the Technology License Payable.

NOTE F - LICENSE FEES

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan and an option for a manufacturing license. The Company recognized $1,000,000 of this license fee as revenue in the first quarter of 1995 and $800,000 in the third quarter of 1994.


NOTE G - SUBSEQUENT EVENT

In April 1995 the Company completed an offering of 240 Convertible Debentures ("the Debentures") with a total value of $6,000,000. The net proceeds to the Company for the issuance of the Debentures was $5,400,000. Each $25,000.00 Convertible Debenture is convertible into Electrosource, Inc., Common Stock, par value $.10 per share. The Conversion Price of the debentures will be equal to 80 percent of the Market Price (average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted). Conversion of 50 percent of the debentures may be effected 60 days after issue and the remaining 50 percent 30 days thereafter subject to earlier conversion upon certain events. In addition, Warrants to purchase 54,237 shares of Common Stock were issued at a price of $3.6875 per share exercisable until April 5, 2000.


Results of Operations:

Revenues. The Company had project revenue of approximately $779,000 for the three months ended March 31, 1995 as compared to $1,321,000 for the three month periods ended March 31, 1994. The project revenue in 1995 was all generated from an agreement with the Chrysler Corporation for the retrofit of the Horizon Battery for the NS mini-van program. This agreement concluded in the first quarter of 1995 and resulted in the selection of the Company as the preferred supplier of batteries for the Chrysler electric mini-van program. This selection has resulted in an arrangement whereby Chrysler may purchase up to $75 million of Horizon batteries over a three-year period beginning in 1996.
The project revenue for the first quarter of 1994 was all generated from an agreement with the Electric Power Research Institute ("EPRI") for the development and commercialization of the Company's proprietary advanced lead-acid battery. The EPRI agreement ended in 1994; however, the Company is continuing to pursue other project agreements.

For the three months ended March 31, 1995 the Company had revenue, net of returns, of approximately $153,000 from sales of the Horizon battery. There was no revenue from battery sales in the first quarter of 1994. The Company substantially increased the capacity of the San Marcos, Texas production facility in the second half of 1994 and the first quarter of 1995 and expects that this increase in capacity will result in increased battery sales. However, as the Company still continues to perfect the battery design and manufacturing technology the timing of battery sales can not be assured.

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan and an option for a manufacturing license. The Company recognized $1,000,000 of this license fee as revenue in the first quarter of 1995 and $800,000 in the third quarter of 1994.

Costs and Expenses. Costs and expenses increased substantially in the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of the assumption of operational control of the low rate initial production facility in San Marcos, Texas in July 1994, and the subsequent increase in operations at that facility. The assumption of operational control of the San Marcos facility corresponded with the decision by the Company to become the North American manufacturer of the Horizon battery. Previously the Company planned to license the manufacturing to third parties, and to use the San Marcos facility as the first manufacturing plant in North America. As the manufacturer of the Horizon battery the Company began incurring production costs for the first time in its history and increased the sales, marketing and administrative staffs significantly. In addition, the Company is continuing efforts to license the manufacturing and distribution of the Horizon battery outside of North America resulting in additional marketing and administrative expenditures. The Company also plans to continue to carry out research and development to improve the battery and manufacturing process. As a result of this change in corporate focus, the Company expects that costs in all areas will continue to increase for the foreseeable future; however, as production of the battery increases the costs as a percentage of total revenue will begin to stabilize.

Liquidity and Capital Resources:

During the first three months of 1995 the Company sold 2,551,282 shares of Common Stock which resulted in net proceeds to the Company of $4,000,000. In addition, in April 1995 the Company completed an offering of Convertible Debentures that resulted in net proceeds to the Company of $5,400,000. These funds will be used to fund the substantially increased working capital and capital expenditure needs of the Company necessitated by the decision to become the North American manufacturer of the Horizon battery. Additional working capital and capital expenditures are necessary to increase the production capacity of the San Marcos facility to a level that management believes will demonstrate the ability to manufacture the Horizon battery in commercial quantities. Once that level is achieved, management believes it will still be necessary to continue to expand the capacity of the San Marcos facility, begin development of additional plants in North America, and to continue research and development of the Horizon battery and the related technologies. Accordingly, management is continuing to devote substantial effort to pursue additional funding sources.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     May 11, 1995                  ELECTROSOURCE, INC.


                                          /s/
                                        Michael Rosen
                                        Vice President, Chief
Financial Officer
                                        (Executive Officer)


                                               /s/
                                        Don C. Perriello
                                        Treasurer
                                        (Chief Accounting
Officer)
























Form 10-Q

Securities and Exchange Commission

Washington, D.C.  20549


                          EXHIBITS TO
                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
               March 31, 1995                      Number 0-16323


                      ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)

               Delaware                          742466304
          (State or other jurisdiction       (I.R.S. Employer
     of incorporation or organization)       Identification No.)

          3800B Drossett Drive
          Austin, Texas                           78744-1131
          (Address of principal                        (Zip Code)
          executive offices)

            Registrant's telephone number, including
                   area code:  (512) 445-6606

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share


                        INDEX TO EXHIBITS


10.1 Stock Purchase Agreement dated January 31, 1995, between BDM Technologies, Inc. and Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10K for the period ended December 31, 1994, and incorporated herein by reference).

10.2 Offshore Securities Subscription Agreement dated January 25, 1995 between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., (filed as an Exhibit to the Company's January 25, 1995, Form 8K and incorporated herein by reference).

10.3 Offshore Securites Subscription Ageement dated March 9, 1995 between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., (filed as an Exhibit to the Company's March 10, 1995 Form 8K and incorporated herein by reference).

10.4 Offshore Securities Subscription Agreement dated April 5, 1995 between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., (filed as an Exhibit to the Company's April 12, 1995 Form 8K and incorporated herein by reference).



(b)          Reports on Form 8-K.

               Reports on Form 8-K filed during the quarter ended
     March 31, 1995 were:

     January 25, 1995, Offshore Securities Subscription Agreement between Rosehouse Ltd., and Electrosource, Inc. for the placement of 2,051,282 shares of Common Stock.
     March 10, 1995, Offshore Securities Subscription Agreement between Rosehouse Ltd., and Electrosource, Inc. for the placement of 500,000 shares of Common Stock.
     April 3, 1995, Proforma financial statements as of February 28, 1995 which gave effect to equity transactions completed by the Company in January and March 1995.
     April  12,  1995,  Convertible Debentures offering  for  240 debentures at $25,000.00 each to Rosehouse Ltd., and Electrosource, Inc., dated April 5, 1995.