Form 10-Q
period 1995-06-30
ELECTROSOURCE INC
filed 1995-08-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               OR

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

                         (512) 445-6606
      (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,764,286 shares as of August 10, 1995.


                       INDEX TO FORM 10-Q
                          June 30, 1995


Electrosource, Inc.            Commission file number 0-16323



                Part I    Financial Information

     Condensed Balance Sheets at June 30, 1995 (Unaudited)
                 and December 31, 1994.                     Page 3
     Condensed Statements of Operations for the three
                 and six months ended June 30, 1995
                 and 1994 (Unaudited).                      Page 4
     Condensed Statements of Cash Flows for the six months
                 ended June 30, 1995 and 1994 (Unaudited)   Page 5
     Notes to Condensed Financial Statements                Page 6
     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations        Page10

Part II  Other Information                                  Page13

Index to Exhibits                                           Page16



                         Part I - Financial Information
Item 1.   Financial Statements

                               Electrosource, Inc.
                            Condensed Balance Sheets

                                             June 30,     December 31,
                                               1995             1995
                                             (Unaudited)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents              $ 1,480,646    $  2,193,290
     Trade receivables                        1,805,706       2,478,311
     Inventories                                481,842         231,656
     Prepaid and other expenses
                                                476,628          24,651
           TOTAL CURRENT ASSETS               4,244,822       4,927,908

PLANT AND EQUIPMENT (net of accumulated
     depreciation of $962,690 in 1995         5,806,741       2,632,049
     and $694,307 in 1994)

TECHNOLOGY LICENSE AGREEMENT (net of
     accumulated amortization of $1,385,514
     in 1995 and $1,291,104 in 1994)          1,663,160       1,757,570

RESTRICTED CASH                                 478,285               0

OTHER                                           171,091               0
TOTAL ASSETS                                $12,364,099    $  9,317,527


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable, accrued liabilities
     and other                             $  3,287,991    $  1,896,296
     Deferred revenue                                 0       1,000,000
          TOTAL CURRENT LIABILITIES           3,287,991       2,896,296

CONVERTIBLE NOTE PAYABLE                      7,200,000       3,800,000

TECHNOLOGY LICENSE PAYABLE                    2,661,679       3,271,343

CAPITAL LEASE OBLIGATIONS (less current
     portion)                                   839,923          35,337

SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $0.10 per
       share; authorized 50,000,000 shares;
       shares issued and outstanding
       19,342,826 in 1995 and
       15,134,463 in 1994                     1,934,283       1,513,446
     Warrants                                         0               0
     Paid in capital                         21,964,206      15,356,043
     Retained earnings (deficit)            (25,523,983)    (17,554,938)
                                             (1,625,494)       (685,449)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                         $ 12,364,099    $  9,317,527


See notes to condensed financial statements.

                               Electrosource, Inc.
                 Condensed Statements of  Operations (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                    1995           1994           1995           1994
Revenues
     Battery sales                            $  398,917   $          0   $    552,340    $         0
     Project revenue                             100,000        702,476        878,593      2,023,899
     License fees                                      0              0      1,000,000              0
     Revenue from joint venture partner                0        228,146              0        410,414
     Royalty revenue                                   0        25,000               0         50,000
     Interest income                              43,725          7,784         70,504         13,872
                                                 542,642        963,406      2,501,437      2,498,184

Costs and expenses
     Manufacturing                             2,865,418              0      4,790,089              0
     Research and development                  1,516,759        341,654      2,606,561      1,193,816
     Selling, general and administrative       1,246,940        862,248      2,536,039      1,428,590
     Technology license and royalties             74,705         74,705        149,410        149,410
     Depreciation and amortization               135,111         42,658        268,383         94,260
                                             (5,838,933)    (1,321,265)   (10,350,482)    (2,866,076)
Loss before income taxes                     (5,296,291)      (357,859)    (7,849,045)      (367,891)

     Income taxes (foreign)                       20,000              0        120,000              0

Net loss                                    $(5,316,291)   $  (357,859)   $(7,969,045)   $  (367,891)

Net loss per common share                     $   (0.29)     $   (0.03)     $   (0.45)     $   (0.03)

Average common shares outstanding             18,197,596     13,422,450     17,530,184     13,353,717

See notes to condensed financial statements.

                               Electrosource, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                Six Months Ended June 30,
                                                                    1995            1994
OPERATING ACTIVITIES
   Net Loss                                                    $(7,969,045)    $  (367,891)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 268,383          94,260
      Amortization of technology license agreement                   94,410          94,410
      Changes in operating assets and liabilities:
       (Increase) decrease in receivables                           672,605       (138,779)
       Increase in prepaid expenses and other                     (264,066)        (35,340)
       Increase in inventories                                    (250,186)               0
       Increase in accounts payable and accrued liabilities       1,148,265          35,772
       Increase (decrease) in deferred revenue                  (1,000,000)          12,500
          CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                 (7,299,634)       (305,068)

INVESTING ACTIVITIES
   Purchases of plant and equipment                             (3,279,867)       (152,516)
          CASH USED IN INVESTING ACTIVITIES                     (3,279,867)       (152,516)

FINANCING ACTIVITIES
   Proceeds from convertible notes payable                        5,400,000               0
   Proceeds from issuance of common stock                         4,060,334       2,369,335
   Proceeds from capital leases                                     991,702               0
   Increase in restricted cash                                    (478,285)               0
   Payment on capital lease obligations                           (106,894)        (13,843)
          CASH PROVIDED BY FINANCING ACTIVITIES                   9,866,857       2,355,492

          INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                      (712,644)       1,897,908

   Cash and cash equivalents at beginning of period               2,193,290       1,000,723

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,480,646     $ 2,898,631


See notes to condensed financial statements.

Electrosource, Inc.
June 30, 1995
Item 2.  Notes to Condensed Financial Statements (Unaudited)

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

NOTE B - DEVELOPMENT STAGE COMPANY

Prior to 1995 the Company had been a "development stage company" for financial reporting purposes. In 1995 the Company began to increase activity at its San Marcos, Texas manufacturing facility and expects to earn significant revenue from its intended operations. Accordingly, the Company no longer will report as a "development stage company".

NOTE C - PROPERTY AND EQUIPMENT

                                                     December 31,
                                   June 30, 1995         1994

  Office Equipment                   $   903,397      $  269,957
  Production Equipment                 3,740,617       1,404,052
  Lab Equipment                          628,854         519,543
  Leasehold Improvements               1,496,563       1,132,804
                                       6,769,431       3,326,356

  Less:  Accumulated depreciation        962,690         694,307
         and amortization

  Total Property and Equipment      $  5,806,741     $ 2,632,049


NOTE D - RESTRICTED CASH

In connection with capital lease transactions completed during the second quarter, the Company was required to secure these obligations by establishing standby letters-of-credit in the amount of $478,285. These letters-of-credit are collateralized by certificates of deposit of an equal amount.

NOTE E - CONVERTIBLE NOTE PAYABLE

In   April  1995  the  Company  completed  an  offering  of   240
Convertible Debentures ("the Debentures") with a total value of $6,000,000. The net proceeds to the Company for the issuance of
the   Debentures   was  $5,400,000.   Each  $25,000   Convertible
Debenture is convertible into Electrosource, Inc., Common Stock, par value $.10 per share. The Conversion Price of the debentures will be equal to 80 percent of the Market Price (average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted). Conversion of 50 percent of the debentures may be effected 60 days after issue and the remaining 50 percent 30 days thereafter subject to earlier conversion upon certain events. In addition, Warrants to purchase 54,237 shares of Common Stock were issued at a price of $3.6875 per share exercisable until April 5, 2000. As of June 30, 1995, 104 of the Debentures, with a value of $2,600,000, were converted into 1,232,749 shares of Common Stock.

NOTE F - TECHNOLOGY LICENSE PAYABLE

During the fourth quarter of 1994, the Company finalized the Technology License Agreement with BDM Technologies, Inc. ("BDM"). Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to pay BDM: $80,000 cash, issue 1,700,000 shares of Common Stock in thirty-six equal installments; issue 200,000 additional shares of Common Stock if the Company decides to maintain the license beyond the original three year term; grant 1,000,000 options to purchase shares of Common Stock exercisable at $4.00 per share; and buy BDM's interest in a corporate joint venture ("HBTI"), previously created by BDM and the Company, for 100,000 shares of Common Stock. During the first six months 1995, the Company issued 383,332 shares of Common Stock to BDM under the terms of this agreement and has recorded a $609,664 increase to shareholders' equity and a corresponding reduction to the Technology License Payable.

NOTE G - CAPITAL LEASE OBLIGATIONS

In April 1995, the Company completed an agreement to sell and lease back $991,702 of capital equipment. The agreement is for a three-year period, has monthly lease payments of $32,934 and has
been   accounted  for  as  a  capital  lease.    The   lease   is
collateralized by a letter-of-credit in the amount of $396,680. The agreement also provides the lessor with an option to extend the lease term to four years, at reduced monthly rental rates, at the end of the first year. In addition, the amount of the letter-of-credit can be reduced if the Company achieves six consecutive quarters of profitability or completes an offering of securities with net proceeds of $20 million or more. In connection with this transaction, the Lessor was granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per
share.   Also during the second quarter the Company completed  an
agreement to lease $163,208 of furniture for a 5 year term with monthly payments of $3,411. This agreement is collateralized by a letter-of-credit in the amount of $81,604.

NOTE H - COMMON STOCK

In January 1995, the Company sold 2,051,282 shares of Common Stock which resulted in net proceeds to the Company of $3,000,000. In March 1995, the Company sold 500,000 shares of Common Stock which resulted in net proceeds to the Company of $1,000,000. In addition, in connection with the conversion of
104 of the Debentures, the Company issued 1,232,749 shares of Common Stock during June 1995.

NOTE I - LICENSE FEES

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for the distribution rights of the Horizon battery in Japan and an option for a manufacturing license. The Company recognized $1,000,000 of this license fee as revenue in the first quarter of 1995 and $800,000 in the third quarter of 1994. Previously, HBTI had recognized $200,000 of this license fee.

NOTE J - LIQUIDITY

During  the second quarter of 1995, the Company discovered problems with certain of the batteries that were produced late in 1994 and in early 1995. The problems were due to some early developmental problems encountered in the manufacturing process that caused the batteries not to perform as expected. The Company has determined the cause, and corrected, all of these problems. However, due to the problems encountered, the Company decided to replace approximately 1,700 batteries at no cost to the customer.  The batteries replaced represent less than 45 percent of the batteries shipped from San Marcos.  These replacements will result in lost revenue, and corresponding cash flow, of approximately $900,000. This combined with the increases in costs during the second quarter, which were necessary to achieve the Company's manufacturing objectives and correct the above problems, have significantly depleted the cash resources of the Company. The achievements made during the second quarter have enabled the Company to react to the changing market and have  allowed  the  Company to conclude the bulk of the manufacturing
development and be in a  position  to  reduce  its expenditures.   As
a result, the Company reduced its workforce approximately 30 percent as of July 31, 1995, and believes it is now in a position to adjust the output of the San Marcos facility to better match market conditions while continuing to increase the capacity through further automation and improvements.

After the sale of the New Debentures in July 1995 (see Note K), and the payment of certain accounts payable, the Company has approximately $1,780,000 of unrestricted cash available as of August 7, 1995. The Company is in discussions with several parties regarding potential sources of additional capital which could include international licenses. If the Company is able to achieve its sales forecasts and close certain of these transactions, it believes that the proceeds will be sufficient enough to continue operating for the remainder of 1995. However, if the Company is not able to complete these or similar transactions, it may not be able to continue operations. As a result of this situation, management is continuing to devote substantial effort to pursue additional funding sources.

The Company Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ELSI." In order to maintain listing by NASDAQ, the Company must maintain a minimum $1-million of stockholders' equity. As of June 30, 1995, the Company was not in compliance with this requirement; however, as shown in Note K of the financial statements, with the conversion of the Debentures that occurred subsequent to June 30, the Company is in compliance with the requirement. The Company expects that improve financial performance during the last six months of 1995 and the conversion of the New Debentures will result in maintaining compliance with this requirement; however, there can be no assurance that this minimum can be maintained. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Company which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the Debentures and the New Debentures (See Note K). An Event of Default could trigger a requirement to repay the notes immediately.

NOTE K - SUBSEQUENT EVENT

During July 1995, the holders of 120 Debentures elected to convert their Debentures into 2,457,803 shares of Common Stock.
In addition, during July 1995 the Company issued $3,000,000 of new Convertible Debentures (the "New Debentures") resulting in net proceeds to the Company of $2,700,000. The New Debentures are convertible into Common Stock at a price equal to 80 percent of the closing price of the Common Stock on the business day immediately preceding such time as the debentures are converted; however, under no circumstances can the conversion price be greater than 120 percent of the closing bid price on July 27, 1995. Conversion of 50 percent of the debentures may be effected 60 days after issue and the remaining 50 percent 30 days thereafter. In addition, Warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to certain holders of the New Debentures. Warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000 were issued to the agent for this transaction.

The following shows the pro-forma effect of these transactions as if they had occurred at June 30, 1995:

                          June 30,                          Pro-
                            1995
                           Actual      Adjustments         Forma

  CURRENT ASSETS          $4,244,822     3,000,000  (b)  $7,244,822
  LONG-TERM ASSETS         8,119,277                      8,119,277
       TOTAL ASSETS      $12,364,099                    $15,364,099

  CURRENT LIABILITIES     $3,287,991                     $3,287,991
  CONVERTIBLE NOTE PAYABLE 7,200,000    (3,000,000) (a)   7,200,000
                                         3,000,000  (b)
  OTHER LONG-TERM
  LIABILITIES              3,501,602                      3,501,602
  SHAREHOLDERS' EQUITY    (1,625,494)    3,000,000  (a) $ 1,374,506
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY  $12,364,099                    $15,364,099

Adjustments:
   (a) - To record the conversion of 120 Debentures into 2,457,803 shares of Common Stock
   (b) - To record the issuance of the New Debentures with a value of $3,000,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Revenues.   The Company had revenue of $398,917 and $552,340, for
the three and six months ended June 30, 1995, respectively. There was no revenue from battery sales in the first six months of 1994. The Company has substantially increased the capacity of the San Marcos, Texas production facility during the first six months of 1995 and expects that this increase in capacity will allow us to meet an expected increase in battery sales. However, as the Company still continues to develop the battery and manufacturing technology, the timing of the battery sales can not
be  assured.   During  the second quarter of  1995,  the  Company
discovered problems with certain of the batteries that were produced late in 1994 and early in 1995. The problems were due to some early developmental problems encountered in the manufacturing process that caused the batteries not to perform as  expected.
The  Company has determined the cause, and corrected all of these
problems.   However,  due  to  these problems,  the  Company  has
decided to replace approximately 1,700 batteries at no cost to the customers. The batteries replaced represent less than 45 percent of the batteries shipped from San Marcos. These replacements will result in lost revenue of approximately $900,000. The Company does not recognize any revenue for sales to affected customers until replacement batteries are sent. The Company expects to complete the replacement of all affected batteries during the third quarter of 1995.

The Company had project revenue of $100,000 and $878,593 for the three and six months ended June 30, 1995, respectively, as compared to $702,476 and $2,023,899 for the three and six months ended June 30, 1994, respectively. The $100,000 of revenue during the second quarter of 1995 was generated from a program to perform a Preliminary Design Review ("PDR") on behalf of Horizon Battery Technologies, Ltd. ("HBTL"), of Bombay, India, for a potential manufacturing facility in India. The Company and HBTL had previously signed an agreement that could lead to the distribution and manufacture of Horizon batteries in India. The Company will earn an additional $150,000 of revenue during the third quarter to conclude the PDR. If the Company and HBTL execute collateral agreements to effectuate and amend the definitive license agreement previously executed in September, 1994, it is expected that the cash received from the PDR will be applied against the license fee payable. The remaining revenue in 1995 was generated from an agreement with the Chrysler Corporation for the retrofit of the Horizon Battery for their NS mini-van program. This agreement concluded in the first quarter of 1995 and resulted in the selection of the Company as the preferred supplier of batteries for the Chrysler electric mini-van program. Pursuant to this selection, Chrysler may purchase up to $75 million of Horizon batteries over a three-year period beginning in 1996, subject to issuance of firm purchase orders. The project revenue in 1994 was all generated from an agreement with the Electric Power Research Institute ("EPRI") for the development and commercialization of the Company's proprietary advanced lead-acid battery. The EPRI agreement ended in 1994; however, the Company is continuing to pursue other project agreements.

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for the distribution rights of the Horizon battery in Japan and an option for a manufacturing license. The Company recognized $1,000,000 of this license fee as revenue in the first quarter of 1995 and $800,000 in the third quarter of 1994. Previously HBTI had recognized $200,000 of this license fee.

Costs and Expenses. Costs and expenses increased substantially during the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994, primarily as a result of the assumption of operational control of the low rate initial production facility in San Marcos, Texas in July 1994, and its subsequent expansion. The assumption of operational control of the San Marcos facility corresponded with the decision by the Company to become the North American manufacturer of the Horizon battery. Previously the Company planned to license the manufacturing to third parties, and to use the San Marcos facility as the first manufacturing plant in North America. As the manufacturer of the Horizon battery, the Company began incurring production costs for the first time in its history and increased the sales, marketing and administrative staffs significantly. In addition, the Company is pursuing opportunities to license the manufacturing and distribution of the Horizon battery outside of North America which also results in the need for additional marketing and administrative expenditures. The Company also plans to continue to carry out research and development to improve the battery and manufacturing process. During the three months ended June 30, 1995, the production capacity and output of the San Marcos facility increased significantly. The drive to increase production capacity and capability resulted in a significant increase in manufacturing costs as compared to the first three months of 1995. However, as discussed above, during the second quarter of 1995 the Company replaced batteries previously shipped to customers; therefore, a substantial portion of the revenue that was expected to offset these manufacturing costs did not materialize.

The Company believes that the high level of activity undertaken during early 1995, particularly the three months ended June 30, 1995, has demonstrated that it can produce its product at high levels in an automated manufacturing environment. These achievements  now  enable the Company to reduce  the  expenditure levels, slow down the production output at its San Marcos facility to react to a temporarily softened market for electric vehicle batteries, and reduce the staffing throughout the Company while still increasing the capacity of the San Marcos plant.
During July 1995, the Company reduced its workforce by approximately 30% by eliminating 57 positions, but because of the achievements made in the second quarter, the Company believes that it is now in a position to continually adjust the output levels at the facility to correspond with the market demands for its products and expects that, if sales increae as expected, production costs as a percentage of total revenue will stabilize. In addition, the Company will continue to work on development of new products that will enable it to enter markets other than electric vehicles and will continue to pursue opportunities to expand internationally either on its own or with partners.

Liquidity and Capital Resources. During the first six months of 1995 the Company sold 2,961,282 shares of Common Stock which resulted in net proceeds to the Company of $4,060,337. In April 1995 and July 1995 the Company completed offerings of Convertible Debentures that resulted in net proceeds to the Company of $5,400,000 and $2,700,000, respectively. Also in April 1995, the Company completed a sale and leaseback agreement for $991,702 of capital equipment. The lease agreement required a letter-of-credit as collateral in the amount of $396,680; therefore, the net proceeds to the Company were $595,022. The funds from these sources have been used to fund the substantially increased working capital and capital expenditure needs of the Company that resulted from the decision to become the North American manufacturer of the Horizon battery. The working capital and capital expenditures were necessary to increase the production capacity of the San Marcos facility to a level that management believes is the minimum necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities.

As of June 30, 1995, several working capital items had changed significantly since December 31, 1994. Accounts receivable had
decreased  approximately  $700,000  due  to  the  fact   that   a
substantial portion of the production output from the San Marcos facility was being used to replace previously shipped batteries; therefore these shipments were not generating new receivables. In addition, the Company received payment of $850,000 from Chrysler for work on the program to retrofit the Horizon Battery
for   their   NS  mini-van  program.   Inventory  had   increased
approximately $250,000 due to the increased production activity in San Marcos while accounts payable increased approximately $1.1-million as a result of the increased expenditure level and closer management of cash resources. Approximately $340,000 of the increase in prepaid and other expenses was the result of the financing costs associated with the issuance of Debentures. These costs will be amortized over the life of the Debentures or reclassified as a reduction to paid-in capital if the Debentures are converted into Common Stock.

As  described  above,  during the second  quarter  of  1995,  the
Company discovered problems with certain of the batteries that were produced late in 1994 and early 1995. The problems were due to some early developmental problems encountered in the manufacturing process
that caused the batteries not  to  perform  as expected.   The Company
has determined the cause, and  corrected, all  of these problems.
However, due to the problems encountered, the Company has decided to replace approximately 1,700 batteries at no cost to the customer. The batteries replaced represent less than 45 percent of the batteries shipped from San Marcos. These replacements will result in lost revenue, and corresponding cash flow, of approximately $900,000. This combined with the increases in costs during the second quarter, which were necessary to achieve the Company's manufacturing objectives and correct the above problems, have significantly depleted the cash resources of the Company. The achievements made during the second quarter have enabled the Company to react to the changing market and have allowed the Company to conclude the bulk of the manufacturing development and be in a position to reduce its expenditures. As a result, the Company reduced its workforce approximately 30 percent as of July 31, 1995, and believes it is now in a position to adjust the output of the San Marcos facility to better match market conditions while continuing to increase the capacity through further automation and improvements.

After the sale of the New Debentures in July 1995 (see Note K), and the payment of certain accounts payable, the Company has approximately $1,780,000 of unrestricted cash available as of August 7, 1995. The Company is in discussions with several parties regarding potential sources of additional capital which could include international licenses. If the Company is able to achieve its sales forecasts and close certain of these transactions, it believes that the proceeds will be sufficient enough to continue operating for the remainder of 1995. However, if the Company is not able to complete these or similar transactions, it may not be able to continue operations. As a result of this situation, management is continuing to devote substantial effort to pursue additional funding sources.

The Company Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ELSI." In order to maintain listing by NASDAQ, the Company must maintain a minimum $1-million of stockholders' equity. As of June 30, 1995, the Company was not in compliance with this requirement; however, as shown in Note K of the financial statements, with the conversion of the Debentures that occurred subsequent to June 30, the Company is in compliance with the requirement. The Company expects that improved financial performance during the last six months of 1995 and the conversion of the New Debentures will result in maintaining compliance with this requirement; however, there can be no assurance that this minimum can be maintained. If the minimum required balances are not maintained, the NASDAQ may choose to delist the Company which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the Debentures and the New Debentures (See Note K). An Event of Default could trigger a requirement to repay the notes immediately.

                   Part II - Other Information

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     At the Company's Annual Meeting of Shareholders on May 31, 1995, the Shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30-million to 50-million. In addition the Restated Certificate of Incorporation was amended to effect the elimination of Certificate of Designation, Preferences, Rights and Limitations of 1992 Series A Preferred Stock and 1992 Series A1 Preferred Stock.

Item 3.   Defaults on Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

At  the Company's Annual Meeting of Shareholders held on May  31,
1995, the following items were voted on:


         PROPOSITION            FOR        AGAINST  ABSTAIN  NON-VOTE

  1. Directors
        Butler, Frank         12,657,808  1,495,883   N/A       N/A
        Malone, John D.       13,514,416    699,275   N/A       N/A
        Wilson, Thomas S.     13,320,458    833,233   N/A       N/A
  2. Amend Certificate of
      Incorporation           13,476,241    573,365  104,085         0
      Increasing authorized
      from 30-million shares
      to 50-million shares
  3. Approve 1994 Stock        9,072,567    727,649  117,510 4,235,965
      Option Plan
  4. Amend 1988 Non-Employee
      Director Stock Option   12,249,414    869,850  125,408   908,019
      Plan
  5. Approve Ernst & Young
      as independent          13,974,870    114,666   64,155         0
      auditors for fiscal
      1995


Item 5    Other Information

     During July 1995 the Company issued $3,000,000 of new Convertible Debentures (the "New Debentures") resulting in net proceeds to the Company of $2,700,000. The New Debentures are convertible into Common Stock at a price equal to 80 percent of the closing price of the Common Stock on the business day immediately preceding such time as the debentures are converted; however, under no circumstances can the conversion price be greater than 120 percent of the closing bid price on July 27, 1995 ($1.53 per share). Conversion of 50 percent of the debentures may be effected 60 days after issue and the remaining 50 percent 30 days thereafter. In addition, Warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to certain holders of the New Debentures. Warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000 were issued to the agent for this transaction.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1  Amendment  to  the Restated Certificate of Incorporation  of
     Electrosource filed as of June 15, 1995

3.2  Elimination  of  Certificate  of  Designation,  Preferences,
     Rights and Limitations of 1992 Series A Preferred Stock  and
     1992 Series A1 Preferred Stock

4.1  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated April 17, 1995, between Electrosource, Inc.  and
     Ally Capital Management, Inc.

4.2  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated April 28, 1995, between Electrosource, Inc., and
     Oppenheimer & Co., Inc.

4.3 Warrant to Purchase Shares of Common Stock of Electrosource, Inc., dated April 5, 1995, between Electrosource, Inc., and Rosehouse Ltd. (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)

4.4  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     Rosehouse Ltd.

4.5  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     ACM Advisors (Warrant No. W7-101)

4.6  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     ACM Advisors (Warrant No. W8-101)

4.7  Letter Agreement dated July 25, 1995, between Electrosource,
     Inc., and Rosehouse Ltd.

4.8  Letter Agreement dated July 27, 1995, between Electrosource,
     Inc., and ACM Advisors, Zurich, Switzerland.

4.9 10 % Convertible Debentures Due July 27, 1996, in the amount of $100,000 each to Three Separate Buyers in amounts as shown on Debenture Register

4.10 Offshore Securities Subscription Agreement entered into with
     Rosehouse, Ltd., by Electrosource, Inc., dated July 27, 1995

4.11 Offshore Securities Subscription Agreement entered into with
     Rosehouse, Ltd., by Electrosource, Inc., dated April 5, 1995
     (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)

4.12 Form of Convertible Debenture issued in $25,000 segments to 10 buyers for an aggregate of $6-million (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)


10.1 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and William R. Graham.

10.2 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and Nathan Morton.

10.3 Amendment  No. 4 to 1988 Non-Employee Director Stock  Option
     Plan

10.4 1994 Stock Option Plan of Electrosource, Inc.


27.  Financial Data Schedule


(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended June 30, 1995 were:

     April  3, 1995, Proforma financial statements as of February
     28, 1995 which gave effect to equity transactions completed by the Company in January and March 1995.

     April 12, 1995, Offshore Securities Subscription Agreement entered into with Rosehouse Ltd. by Electrosource, Inc., dated April 5, 1995 and Convertible Debentures offering for 240 debentures at $25,000.00 each to Rosehouse Ltd., and Electrosource, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     August 10, 1995               ELECTROSOURCE, INC.


                                               /s/
                                        Michael G Semmens
                                        Chairman, President and
                                          Chief Executive Officer
                                        (Executive Officer)


                                               /s/
                                        Michael Rosen
                                        Vice President and Chief
                                          Financial Officer
                                        (Chief Accounting Officer)


                            Form 10-Q
                Securities and Exchange Commission
                      Washington, D.C.  20549




                          EXHIBITS TO
                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
                  June 30, 1995                    Number 0-16323




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

            Registrant's telephone number, including
                   area code:  (512) 445-6606

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share


                        INDEX TO EXHIBITS

3.1  Amendment  to  the Restated Certificate of Incorporation  of
     Electrosource filed as of June 15, 1995

3.2  Elimination  of  Certificate  of  Designation,  Preferences,
     Rights and Limitations of 1992 Series A Preferred Stock  and
     1992 Series A1 Preferred Stock

4.1  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated April 17, 1995, between Electrosource, Inc.  and
     Ally Capital Management, Inc.

4.2  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated April 28, 1995, between Electrosource, Inc., and
     Oppenheimer & Co., Inc.

4.3 Warrant to Purchase Shares of Common Stock of Electrosource, Inc., dated April 5, 1995, between Electrosource, Inc., and Rosehouse Ltd. (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)

4.4  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     Rosehouse Ltd.

4.5  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     ACM Advisors (Warrant No. W7-101)

4.6  Warrant to Purchase Shares of Common Stock of Electrosource,
     Inc., dated July 27, 1995, between Electrosource, Inc.,  and
     ACM Advisors (Warrant No. W8-101)

4.7  Letter Agreement dated July 25, 1995, between Electrosource,
     Inc., and Rosehouse Ltd.

4.8  Letter Agreement dated July 27, 1995, between Electrosource,
     Inc., and ACM Advisors, Zurich, Switzerland.

4.9 10 % Convertible Debentures Due July 27, 1996, in the amount of $100,000 each to Three Separate Buyers in amounts as shown on Debenture Register

4.10 Offshore Securities Subscription Agreement entered into with
     Rosehouse, Ltd., by Electrosource, Inc., dated July 27, 1995

4.11 Offshore Securities Subscription Agreement entered into with
     Rosehouse, Ltd., by Electrosource, Inc., dated April 5, 1995
     (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)

4.12 Form of Convertible Debenture issued in $25,000 segments to 10 buyers for an aggregate of $6-million (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference)


10.1 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and William R. Graham.

10.2 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and Nathan Morton.

10.3 Amendment  No. 4 to 1988 Non-Employee Director Stock  Option
     Plan

10.4 1994 Stock Option Plan of Electrosource, Inc.


27.  Financial Data Schedule


(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended June 30, 1995 were:

     April  3, 1995, Proforma financial statements as of February
     28, 1995 which gave effect to equity transactions completed by the Company in January and March 1995.

     April 12, 1995, Offshore Securities Subscription Agreement entered into with Rosehouse Ltd. by Electrosource, Inc., dated April 5, 1995 and Convertible Debentures offering for 240 debentures at $25,000.00 each to Rosehouse Ltd., and Electrosource, Inc.