Form 10-Q/A
period 1995-06-30
ELECTROSOURCE INC
filed 1995-09-05
CIK 823927

FORM 10-Q/A No. 1
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995.

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the     transition     period     from     ___________     to
     ____________________

Commission file number 0-16323


                       ELECTROSOURCE, INC.

     (Exact name of Registrant as specified in its charter)


          Delaware                                742466304
     (State or other jurisdiction of            (IRS Employer
     incorporation or organization)          Identification No.)


     3800B Drossett Drive, Austin, Texas            78744-1131
     (Address of principal executive offices)       (Zip Code)

                         (512) 445-6606
      (Registrant's telephone number, including area code)

                 ______________________________
 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEDURES DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No

              APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 10, 1995, 21,764,286 shares of common stock were outstanding.
Part I - Item 1 is amended to read in its entirety as follows:









   INTENTIONALLY LEFT BLANK; AMENDED MATERIAL BEGINS NEXT PAGE



Electrosource, Inc.

Item 1.  Notes to Condensed Financial Statements (Unaudited)


NOTE K - SUBSEQUENT EVENT

During July 1995, the holders of 120 Debentures elected to convert their Debentures into 2,457,803 shares of Common Stock. In addition, during July 1995 the Company issued $3,000,000 of new Convertible Debentures (the "New Debentures") resulting in net proceeds to the Company of $2,700,000. The New Debentures are convertible into Common Stock at a price equal to 80 percent of the closing bid price of the Common Stock on the business day immediately preceding such time as the debentures are converted; however, under no circumstances can the conversion price be greater than 120 percent of the closing bid price on July 27, 1995. Conversion of 50 percent of the debentures may be effected 45 days after issue and the remaining 50 percent 20 days thereafter. In addition, Warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to certain advisors in the transaction. Warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000 were issued to an agent for this transaction.

The following shows the pro-forma effect of these transactions as if they had occurred at June 30, 1995:

                       June 30, 1995
                            Actual     Adjustments     Pro-Forma

   CURRENT ASSETS         $4,244,822   3,000,000 (b)  $7,244,822
   LONG-TERM ASSETS        8,119,277                   8,119,277
        TOTAL ASSETS     $12,364,099                 $15,364,099

   CURRENT LIABILITIES    $3,287,991                  $3,287,991
   CONVERTIBLE NOTE
    PAYABLE                7,200,000  (3,000,000)(a)   7,200,000
                                       3,000,000 (b)
   OTHER LONG-TERM
    LIABILITIES            3,501,602                   3,501,602
   SHAREHOLDERS' EQUITY   (1,625,494)  3,000,000  (a)  1,374,506
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY $12,364,099                 $15,364,099

   Adjustments:
   (a) - To record the conversion of 120 Debentures into 2,457,803 shares of Common Stock
   (b) - To record the issuance of the New Debentures with a value of $3,000,000.


Part II - Item 5 is amended to read in its entirety as follows:









   INTENTIONALLY LEFT BLANK; AMENDED MATERIAL BEGINS NEXT PAGE



Item 5    Other Information

     During July 1995 the Company issued $3,000,000 of new Convertible Debentures (the "New Debentures") resulting in net proceeds to the Company of $2,700,000. The New Debentures are convertible into Common Stock at a price equal to 80 percent of the closing bid price of the Common Stock on the business day immediately preceding such time as the debentures are converted; however, under no circumstances can the conversion price be greater than 120 percent of the closing bid price on July 27, 1995 ($1.53 per share). Conversion of 50 percent of the debentures may be effected 45 days after issue and the remaining 50 percent 20 days thereafter. In addition, Warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to certain advisors in the transaction. Warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000 were issued to an agent for this transaction.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  September 5, 1995                ELECTROSOURCE, INC.


                                              /s/
                                        Michael G Semmens
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Executive Officer)


                                             /s/
                                        Michael Rosen
                                        Vice President and Chief
                                          Financial Officer
                                        (Chief Accounting Officer)
                          EXHIBIT INDEX


No exhibits have been filed with this amendment.