Form 10-Q
period 1995-09-30
ELECTROSOURCE INC
filed 1995-11-14
CIK 823927

FORM 10Q
                SECURITIES AND EXCHANGE  COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                OR

[ ]       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323
                        ELECTROSOURCE, INC.
      (Exact name of Registrant as specified in its charter.)

               Delaware                     742466304
     (State or other jurisdiction        (I.R.S.Employer
   of incorporation or organization)    Identification No.)

          3800-B Drossett Drive
              Austin, Texas                    78744-1131
          (Address of principal                (Zip Code)
            executive offices)

                          (512) 445-6606
       (Registrant's telephone number, including area code)

            __________________________________________
       (Former name, former address and former fiscal year,
                   if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,267,238 shares as of November 10, 1995.


                        INDEX TO FORM 10-Q
                        September 30, 1995


Electrosource, Inc.
Commission file number 0-16323



Part I    Financial Information

     Condensed Balance Sheets at September 30, 1995 (Unaudited)
         and December 31, 1994.                                    Page 3
     Condensed Statements of Operations for the three and nine
     months ended September 30, 1995 and 1994 (Unaudited).         Page 4
     Condensed Statements of Cash Flows for the nine months ended
         September 30, 1995 and 1994 (Unaudited)                   Page 5
     Notes to Condensed Financial Statements                       Page 6
     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 Page 11

Part II   Other Information                                        Page 14

Index to Exhibits                                                  Page 17

                 Part I - Financial Information
Item 1.   Financial Statements

                       Electrosource, Inc.
                    Condensed Balance Sheets

                                     September 30, 1995   December 31,
                                         (Unaudited)         1994
ASSETS

CURRENT ASSETS
     Cash and cash equivalents          $  957,886        $ 2,193,290
     Trade receivables, net              1,701,454          2,478,311
     Inventories                           793,213            231,656
     Prepaid and other expenses            413,562             24,651
           TOTAL CURRENT ASSETS          3,866,115          4,927,908

PLANT AND EQUIPMENT (net of accumulated
    depreciation of $1,190,725 in 1995
    and $694,307in 1994)                 5,381,073          2,632,049

TECHNOLOGY LICENSE AGREEMENT (net of
    accumulated amortization of
    amortization of $1,432,719 in
    1995 and $1,291,104 in 1994)         1,615,955          1,757,570

RESTRICTED CASH                            744,824                  0

OTHER
                                           237,117                  0
TOTAL ASSETS                           $11,845,084       $  9,317,527


LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
    Accounts payable, accrued
      liabilities and other             $3,007,615       $  1,896,296
    Deferred revenue                             0          1,000,000
          TOTAL CURRENT LIABILITIES      3,007,615          2,896,296

CONVERTIBLE NOTES PAYABLE                6,500,000          3,800,000

TECHNOLOGY LICENSE PAYABLE               2,429,346          3,271,343

CAPITAL LEASE OBLIGATIONS (less
    current portion)                     1,052,159             35,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $0.10 per
      share; authorized 50,000,000 shares;
      shares issued and outstanding
      23,866,898 in 1995 and 15,134,463
      in 1994                            2,386,698          1,513,446
    Stock Subscriptions; 806,333 in 1995   886,966                  0
    Warrants                                     0                  0
    Paid in capital                     26,602,809         15,356,043
    Retained earnings (deficit)        (31,020,501)       (17,554,938)
                                        (1,144,036)          (685,449)
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                       $11,845,084        $ 9,317,527

See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of  Operations (Unaudited)

                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                             1995         1994          1995         1994
Revenues
  Battery sales            $408,876   $   60,388    $  961,216   $   60,388
  Project revenue            11,000       80,000       889,593    2,103,899
  License fees                    0      799,995     1,000,000      799,995
  Revenue from joint
    venture partner               0            0             0      410,414
  Royalty revenue                 0            0             0       50,000
  Interest income             7,401       28,820        77,905       42,692
                            427,277      969,203     2,928,714    3,467,388

Costs and expenses
  Manufacturing           2,178,736      698,018     6,968,825      698,018
  Research and development  561,453      242,539     3,168,014    1,530,615
  Selling, general and
    administrative        2,824,965    1,559,732     5,361,004    2,894,062
  Technology license
    and royalties            74,705       74,705       224,115      224,115
  Depreciation and
    amortization            284,004       55,187       552,387      149,447
                          5,923,863    2,630,181    16,274,345    5,496,257
Loss before income taxes (5,496,586)  (1,660,978)  (13,345,631)  (2,028,869)

  Income taxes (foreign)          0       80,000       120,000       80,000

Net loss                $(5,496,586) $(1,740,978) $(13,465,631) $(2,108,869)

Net loss per common share    $(0.25)      $(0.12)       $(0.71)      $(0.15)

Average common shares
  outstanding            21,692,248   14,572,838    18,932,734   13,764,556

See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Cash Flows (Unaudited)
                                                Nine Months Ended
                                                   September 30,
                                                 1995         1994

OPERATING ACTIVITIES
  Net Loss                                  $(13,465,631)  $(2,108,869)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization              552,387       149,447
      Amortization of technology
        license agreement                        141,615       141,615
      Consulting services paid with
        Common Stock                           1,468,800             0
      Changes in operating assets and liabilities:
         (Increase) decrease in receivables      776,857      (560,262)
         Increase in prepaid expenses
           and other                            (334,062)       (4,177)
         Increase in inventories                (561,557)     (121,418)
         Increase in accounts payable,
           accrued liabilities and other         606,272     1,243,496
         Increase (decrease) in
           deferred revenue                   (1,000,000)    1,000,000
             CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES          (11,815,319)     (260,168)

INVESTING ACTIVITIES
  Purchases of plant and equipment            (3,245,442)     (935,923)
             CASH USED IN
               INVESTING ACTIVITIES           (3,245,442)     (935,923)

FINANCING ACTIVITIES
  Proceeds from convertible notes payable      8,075,000
  Proceeds from issuance of common stock       5,030,510     3,890,311
  Proceeds from sale and leaseback
    transactions                               1,600,851
  Increase in restricted cash                   (744,824)
  Payment on note payable and capital
    lease obligations                           (136,180)     (770,583)
             CASH PROVIDED BY
               FINANCING ACTIVITIES           13,825,357     3,119,728

             INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS               (1,235,404)    1,923,637

  Cash and cash equivalents at
    beginning of period                        2,193,290     1,000,723

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $    957,886     2,924,360


See notes to condensed financial statements.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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


NOTE C - PROPERTY AND EQUIPMENT

                                       September 30,  December 31,
                                            1995          1994

     Office Equipment                   $  704,289    $  269,957
     Production Equipment                3,601,479     1,404,052
     Lab Equipment                         692,485       519,543
     Leasehold Improvements              1,573,545     1,132,804
                                         6,571,798     3,326,356

     Less:  Accumulated depreciation
            and amortization             1,190,725       694,307

     Total Property and Equipment       $5,381,073   $ 2,632,049


NOTE D - RESTRICTED CASH

In connection with lease transactions completed during the second and third quarters, the Company was required to secure the obligations by establishing standby letters-of-credit in the amount of $744,824. These letters-of-credit are collateralized by certificates of deposit of an equal amount.

NOTE E - CONVERTIBLE NOTES PAYABLE

In April 1995 the Company completed an offering of Convertible Debentures ("the April 1995 Debentures") with a total principal amount of $6,000,000. The net proceeds to the Company from the issuance of the April 1995 Debentures was $5,400,000. The April 1995 Debentures are convertible into Common Stock, par value $.10 per share. The Conversion Price is equal to 80 percent of the Market Price (average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted). In addition, Warrants to purchase 54,237 shares of Common Stock were issued at a price of $3.6875 per share exercisable until April 5, 2000. As of September 30, 1995, April 1995 Debentures with a total principal amount of $5,600,000 were converted into 3,690,552 shares of Common Stock.

During July 1995, the Company issued $3,000,000 in principal amount of new Convertible Debentures (the "July 1995 Debentures") resulting in net proceeds to the Company of $2,700,000. The July 1995 Debentures are convertible into Common Stock at a price equal to 80 percent of the closing price of the Common Stock on the business day immediately preceding such time as the debentures are converted; however, the conversion price can not be greater than 120 percent of the closing bid price on July 27, 1995 of $1.53. In addition, Warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to an agent of the holders of the July 1995 Debentures. In addition, warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000 were issued to another agent for this transaction. As of September 30, 1995, July 1995 Debentures with a principal amount of $700,000 were converted into 486,103 shares of Common Stock.


NOTE F - TECHNOLOGY LICENSE PAYABLE

During the fourth quarter of 1994, the Company finalized the Technology License Agreement with BDM Technologies, Inc. ("BDM"). Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to: pay BDM $80,000 cash; issue 1,700,000 shares of Common Stock in thirty-six equal monthly installments; issue 200,000 additional shares of Common Stock if the Company decides to maintain the license perpetually beyond the original three year term; grant 1,000,000 options to purchase shares of Common Stock exercisable at $4.00 per share; and buy BDM's interest in a corporate joint venture ("HBTI"), previously created by BDM and the Company, for 100,000 shares of Common Stock. During the first nine months of 1995, the Company issued 524,998 shares of Common Stock to BDM under the terms of this agreement and has recorded a $860,998 increase to shareholders' equity and a corresponding reduction to the Technology License Payable.


NOTE G - LEASE OBLIGATIONS

In April 1995 and August 1995, the Company completed agreements to sell and lease back $991,702 and $666,348, respectively, of capital equipment. The agreements are for a three-year period, have monthly lease payments of $32,934 and $22,129 and have been accounted for as capital leases. The leases are collateralized by letters-of-credit in the amount of $663,220. The agreements also provide the lessor with an option to extend the lease term to four years, at reduced monthly rental rates, at the end of the first year. In addition, the amount of the letters-of-credit can be reduced if the Company achieves six consecutive quarters of profitability or completes an offering of securities with net proceeds of $20 million or more. In connection with this transaction, the Lessor was granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share. In addition, during the second quarter, the Company completed an agreement to lease $163,208 of furniture for a 5 year term with monthly payments of $3,411. This agreement is collateralized by a letter-of-credit in the amount of $81,604.

NOTE H - COMMON STOCK

In January 1995, the Company sold 2,051,282 shares of Common Stock which resulted in net proceeds to the Company of $3,000,000. In March 1995, the Company sold 500,000 shares of Common Stock which resulted in net proceeds to the Company of $1,000,000.

In   September  1995,  the  Company  engaged  Liviakis  Financial
Communications, Inc. ("Liviakis") to provide consulting  services for  a two year period.  As consideration for these services, the
Company  issued  1,360,000  unregistered,  restricted  shares  of
Common   Stock, which have been valued at $1,468,800 and charged
as an expense in the current period, and agreed to issue an additional 120,000 unregistered, restricted shares of Common Stock in six installments over the two year period which will be expensed when issued.

In  addition,  in connection with the conversion of $5,600,000 of
the   April  1995  Debentures, and  $700,000  of  the  July  1995
Debentures, the Company issued 4,176,655 shares of Common Stock during 1995.

NOTE I - STOCK SUBSCRIPTIONS

In September 1995, the Company sold 806,333 shares of Common Stock which resulted in net proceeds to the Company of $886,966 (the "1995 Offering"). While the cash was received for the sale of these shares in September 1995, the Common Stock was not issued until October 1995. These shares were sold only to participants in an offering in September and October 1994 ("the 1994 Offering"). The exercise prices of warrants that were issued in connection with the 1994 Offering and held by purchasers in the 1995 Offering were lowered to $2.50 and $3.50 per share from $4.50 and $5.50 per share, and the exercise period of these warrants was extended to September 1997.

NOTE J - LICENSE FEES

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

NOTE K - LIQUIDITY

During the third quarter of 1995, battery sales were less than projected. In addition, the Company shipped approximately 2,000 batteries to customers during the second and third quarters to replace batteries that had been shipped previously but failed to perform as expected. Management has determined that the lower than expected performance of the battery was due to early manufacturing problems, which the Company believes it has addressed, as well as the failure of some customers to properly charge and discharge a battery pack using a suitable management system. In addition, the batteries exhibited shelf-life that was not as long as expected by some of its customers. As a result, if the batteries were not charged by the customers within a specified timeframe, they would fail. During the third quarter the Company discovered that many customers were not using or charging the batteries upon receipt or within the specified timeframe. The Company has taken increased measures to improve customer education on its products so that problems due to proper charge management and shelf-life maintenance are negated and has decided to replace the batteries that failed for this reason.

Due to the liquidity constraints resulting from the operating losses incurred during 1995, the Company has raised significant additioanl capital. After the sale of the July 1995 Debentures in July 1995, the sale of  $1.5 million of Common Stock in October 1995 and the sale  of the November 1995 Debentures (see Note H and Note L), the Company
has approximately $3,200,000 of unrestricted cash available as of
November  13,  1995.  If the Company achieves sales  commensurate with its capacity and continues its efforts to control costs, management believes that the proceeds from these transactions will be
sufficient   enough  to  continue  operating  into  early   1996.
However, achieving sufficient sales in a timely manner can not be
assured.   If  the  Company's sales are less than  expected,  the
Company is not successful in controlling its costs, or the Company experiences additional product introduction problems, it may be necessary to raise additional financing. In addition, if the Company experiences rapid sales growth and a corresponding demand for significant working capital, the proceeds from the above transactions may not be sufficient and the Company will need to raise working capital financing. Management is devoting substantial effort to closing sales and controlling costs and is continuing to pursue additional capital on terms favorable to the Company.

The Company Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ELSI." In order to maintain listing by NASDAQ, the Company must maintain a minimum $1-million of stockholders' equity. As of September 30, 1995, the Company was not in compliance with this requirement; however, as shown in Note L of the financial statements, with the sale of Common Stock and the conversion of the April 1995 Debentures and the July 1995 Debentures that occurred subsequent to September 30, the Company is in compliance with the requirement. Management believes that the continuing impact of its cost control measures, and increases in sales, will reduce the level of operating losses which should result in maintaining compliance with this requirement as of year-end; however, there can be no assurance that this minimum can be maintained beyond then without additional equity financings. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and the July 1995 Debentures (See Note L). An Event of Default could trigger a requirement to repay the Debentures immediately.


NOTE L - SUBSEQUENT EVENT

From September 30, 1995, through November 2, 1995, the holders of $150,000 of April 1995 Debentures elected to convert their Debentures into 104,895 shares of Common Stock and the holders of $1,100,000 of July 1995 Debentures elected to convert their Debentures into 789,530 shares of Common Stock.

In October 1995, the Company sold 1,170,357 shares of Common Stock which resulted in net proceeds to the Company of $1,360,000. In addition, in November 1995 the Company completed an offering of Convertible Debentures ("the November 1995 Debentures") with a total principal amount of $3,280,000. The net proceeds to the Company for the issuance of the November 1995 Debentures was $3,017,600. The November 1995 Debentures are convertible into Common Stock sixty days after the closing of the purchase of the debentures. The Conversion Price is equal to 75 percent of the Market Price (average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted). In addition, Warrants to purchase 49,200 shares of Common Stock at a price of $1.5625 per share, exercisable until November 10, 1997, will be issued to an agent of the holders of the November 1995 Debentures.

In  November  1995,  the Company completed an  amendment  to  the
Business  Alliance  and  License  Agreement  (the  "BAA")   dated
September 1, 1993 between the Company and the Electric Power Research Institute ("EPRI"). The amendment provides for: the transfer of intellectual property rights, subject to certain restrictions, held by EPRI, if any, to ELSI; the transfer of title to certain equipment to ELSI that had been purchased by EPRI in connection with research activity undertaken by ELSI; payment by EPRI of $200,000 to ELSI as full payment of all obligations; the agreement that if EPRI or the participating utilities elect to exercise the conversion rights under the terms of the BAA, EPRI and the participating utilities shall be entitled to an aggregate of 2,158,000 shares of Common Stock of the Company; and if any of the participating utilities elect not to convert their rights to future royalties into equity of ELSI that EPRI will be entitled to the shares of Common Stock that would otherwise have been issuable to that utility.

The following shows the pro-forma effect of these transactions as if they had occurred at September 30, 1995:

                           September 30,
                               1995
                              Actual     Adjustments       Pro-Forma

CURRENT ASSETS             $ 3,866,115    1,360,000   (a) $ 8,506,115
                                          3,280,000   (c)
LONG-TERM ASSETS             7,978,969     (103,437)  (b)   7,875,532

    TOTAL ASSETS           $11,845,084                    $16,381,647

CURRENT LIABILITIES        $ 3,077,615                    $ 3,007,615
CONVERTIBLE NOTE PAYABLE     6,500,000   (1,250,000)  (b)   8,530,000
                                          3,280,000   (c)
OTHER LONG-TERM LIABILITIES  3,481,505                      3,481,505
SHAREHOLDERS' EQUITY
  (DEFICIT)                 (1,144,036)   1,360,000   (a)   1,362,527
                                          1,146,563   (b)
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY $11,845,084                    $16,381,647

Adjustments:
(a) - To record the sale of 1,170,357 shares of Common Stock in October 1995.
(b) - To record the conversion of $150,000 of April 1995 Debentures and $1,100,000 of July 1995 Debentures, net of associated unamortized financing costs, into 894,425 shares of Common Stock.
(c) - To record the sale of $3,280,000 principal amount of November 1995 Debentures.


Revenues. The Company had revenue from the sale of batteries of $408,876 and $961,216, for the three and nine months ended September 30, 1995, respectively as compared to $60,388 for the three and nine months ended September 30, 1994. The Company has substantially increased the capacity of the San Marcos, Texas production facility during the first nine months of 1995 and expects that this increase in capacity will allow it to meet an expected increase in battery sales during the fourth quarter and in 1996. However, the timing of battery sales can not be assured due to market uncertainties and problems with introducing the Company's products into certain markets. During the second quarter of 1995, the Company discovered problems with certain of the batteries that were produced late in 1994 and early in 1995. The problems were due to some early developmental difficulties encountered in the manufacturing process that caused the batteries not to perform as expected. The Company has determined the cause, and corrected all of these problems. In addition, the batteries exhibited shelf-life that was not as long as expected by some of its customers. As a result, if the batteries were not charged by the customers within a specified timeframe, they would fail. During the third quarter the Company discovered that many customers were not using or charging the batteries upon receipt or within the specified timeframe. The Company has taken increased measures to improve customer education on its products so that problems due to proper charge management and shelf-life maintenance are negated and has decided to replace the batteries that failed for this reason. As a result of the problems described, the Company decided to replace approximately 2,000 batteries at no cost to the customers. These replacements have resulted in lost revenue, and corresponding cash flow, of approximately $1,000,000, the majority of which occurred during the second and third quarters of 1995. Due to these product introduction problems, during the first and second quarters of 1995, the Company did not recognize any revenue for sales to affected customers until replacement batteries were sent. As a result, approximately $205,000 of the revenue in the third quarter is from the shipment of replacement batteries. Beginning in July 1995, the Company believes it has determined the cause and has corrected the manufacturing problems; therefore, revenue is recognized on all batteries when shipped and a warranty reserve of aproximately $31,000 has been recorded.

The Company had project revenue of $11,000 and $889,593 for the three and nine months ended September 30, 1995, respectively, as compared to $80,000 and $2,103,899 for the three and nine months ended September 30, 1994, respectively. Revenue of $778,593 in 1995 was generated from an agreement with the Chrysler Corporation for the retrofit of the Horizon Battery for their NS mini-van program. This agreement concluded in the first quarter of 1995 and resulted in the selection of the Company as the preferred supplier of batteries for the Chrysler electric mini-van program. Pursuant to this selection, Chrysler may purchase up to $75 million of Horizon batteries over a three-year period beginning in 1996, subject to issuance of firm purchase orders. Of the remaining revenue during 1995, $100,000 was generated from a program to perform a Preliminary Design Review ("PDR") on behalf of Horizon Battery Technologies, Ltd. ("HBTL"), of Bombay, India, for a potential manufacturing facility in India. The Company and HBTL had previously signed an agreement that could lead to the distribution and manufacture of Horizon batteries in India. The Company completed the PDR during the third quarter and expects to collect an additional $150,000 from HBTL and will recognize the revenue when the proceeds are collected. If the Company and HBTL execute collateral agreements to effectuate and amend the definitive license agreement previously executed in September, 1994, it is expected that the cash received from the PDR will be applied against the license fee payable. The project revenue in 1994 was all generated from an agreement with the Electric Power Research Institute ("EPRI") for the development and commercialization of the Company's proprietary advanced lead-acid battery. The EPRI agreement was essentially concluded in 1994; however, the Company is continuing to pursue other project agreements.

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for the distribution rights of the Horizon battery in Japan and an option for a manufacturing license. The Company recognized $1,000,000 of this license fee as revenue in the first quarter of 1995 and approximately $800,000 in the third quarter of 1994. Previously HBTI had recognized $200,000 of this license fee.

Costs and Expenses. Costs and expenses increased substantially during the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994, primarily as a result of the assumption of operational control of the  production facility in San Marcos, Texas in July  1994,  and its  subsequent expansion.  The assumption of operational control of the San Marcos facility corresponded with the decision by the Company to become the North American manufacturer of the Horizon
battery.    Previously  the  Company  planned  to   license   the
manufacturing  to  third  parties, and  to  use  the  San  Marcos
facility  as the first manufacturing plant in North America.   As
the manufacturer of the Horizon battery, the Company began incurring production costs for the first time in its history and
increased   the   sales,  marketing  and  administrative   staffs
significantly.    In   addition,   the   Company   is    pursuing
opportunities  to license the manufacturing and  distribution  of the  Horizon battery outside of North America which also  results
in   the   need   for  additional  marketing  and  administrative
expenditures.   This  increased need  for  sales,  marketing  and
administrative staffs resulted in the increase in selling, general and administrative expenses to $5,361,004 for the nine months ended Septemer 30, 1995 as compared to $2,894,062 for the
nine  months  ended  September 30,  1994.   As  discussed  below,
certain reductions in workforce were made during the third quarter of 1995 which contributed to the decrease in selling, general and administrative expenses; however, this decrease was offset by a non-cash charge of $1,468,800 from the issuance of 1,360,000 shares of Common Stock for consulting services (see Note H) resulting in an overall increase in selling, general and administrative expense to $2,824,965 from $1,559,732 for the three months ended September 30, 1995 and 1994, respectively.

During the three months ended September 30, 1995, manufacturing costs decreased to $2,178,736 as compared to $2,865,418 for the second quarter of 1995. The high costs in the second quarter were a result of a concentrated effort to increase production capacity and capability. The Company believes that the high level of activity undertaken during early 1995, particularly the three months ended June 30, 1995, has demonstrated that it can produce its product at high levels in an automated manufacturing environment. These achievements now enable the Company to reduce the expenditure levels, as evidenced by the lower costs in the third quarter, slow down the production output at its San Marcos facility to react to a temporarily softened market for electric vehicle batteries, and reduce the staffing throughout the Company while still increasing the capacity of the San Marcos plant. During July and October 1995, the Company reduced its workforce by a total of approximately 30% by eliminating 65 positions, but because of the achievements made in the second quarter, the Company believes that it is now in a position to continually adjust the output levels at the facility to correspond with the market demands for its products and expects that, if sales increase as expected, production costs as a percentage of total revenue will stabilize.

Research and development expenses increased to $3,168,014 from $1,530,615 for the nine months ended September 30, 1995 and 1994, respectively, and to $561,453 from $242,539 for the three months ended September 30, 1995 and 1994, respectively. The increase in 1995 is due to the wind-down of activities on the EPRI Agreement in 1994 and the commencement of work for Chrysler for the retrofit of the Horizonr battery for their NS mini-van which began significant activity in the fourth quarter of 1994. While the work for Chrysler was substantially completed during early 1995, the Company has continued to carry out research and development to improve the battery and manufacturing process as well as to develop new products that will enable it to enter markets other than electric vehicles.

Liquidity and Capital Resources. As of October 31, 1995, the Company had sold 4,647,472 shares of Common Stock which resulted in net proceeds to the Company of $6,390,511 during 1995. In April 1995, July 1995 and November 1995 the Company completed offerings of Convertible Debentures that resulted in net proceeds to the Company of $5,400,000, $2,700,000, and $3,017,600
respectively. Also in April 1995 and August 1995, the Company completed sale and leaseback agreements for $991,702 and $666,348, respectively, of capital equipment. The lease agreements required letters-of-credit as collateral in the amount of $663,220 resulting in net proceeds to the Company of $994,830. The funds from these sources have been used for the substantially increased working capital and capital expenditure needs of the Company that resulted from the decision to become the North American manufacturer of the Horizon battery. The working capital and capital expenditures were necessary to increase the production capacity of the San Marcos facility to a level that management believes is the minimum necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities.

As  of  September  30, 1995, several working  capital  items  had
changed   significantly  since  December  31,   1994.    Accounts
receivable had decreased approximately $775,000 due to the fact that a substantial portion of the production output from the San Marcos facility was being used to replace previously shipped batteries; therefore these shipments were not generating new
receivables.   In  addition,  the  Company  received  payment  of
$850,000  from Chrysler for work on the program to  retrofit  the
Horizon  Battery  for their NS mini-van program.   Inventory  had
increased approximately $562,000 due to the increased production activity in San Marcos, and lower than expected sales, while accounts payable increased approximately $1.2-million as a result of the increased expenditure level and closer management of cash resources. $270,000 of the increase in prepaid and other expenses was the result of the financing costs associated with the issuance of Debentures and the lease transactions. These costs will be amortized over the life of the Debentures and the leases, or reclassified as a reduction to paid-in capital if the Debentures are converted into Common Stock.

As  described  above,  during the second  quarter  of  1995,  the
Company  discovered problems with certain of the  batteries  that were  produced late in 1994 and early in 1995.  The problems were due  to some early developmental difficulties encountered in  the manufacturing process that caused the batteries not to perform as expected. The Company has determined the cause, and corrected all of  these  problems. In addition, the batteries exhibited  shelf-
life  that  was not as long as expected by some of its customers.
As  a  result, if the batteries were not charged by the customers within a specified timeframe, they would fail.  During the  third quarter the Company discovered that many customers were not using or  charging  the batteries upon receipt or within the  specified timeframe.  The Company has taken increased measures  to  improve customer education on its products so that problems due to proper charge management and shelf-life maintenance are negated and  has decided to replace the batteries that failed for this reason.  As a  result  of the problems described, the Company has decided  to
replace  approximately  2,000  batteries  at  no  cost   to   the
customers.  These replacements will result in lost  revenue,  and
corresponding  cash  flow,  of  approximately  $1,000,000.   This
combined with the increases in costs during the second and  third
quarters,   which  were  necessary  to  achieve   the   Company's
manufacturing   objectives  and  correct  the   above   problems,
significantly depleted the cash resources of the Company.   To raise the
necessary capital, the Company completed the sale of 1,170,357 shares of Common Stock in October 1995 and sold $3,280,000 in principal amount of November 1995 Debentures (see Note H and L) resulting in net proceeds to the Company of $1,360,000 and $3,017,600, respectively.

After the sale of the Common Stock in October 1995 and the November 1995 Debentures in November 1995, and the payment of certain accounts payable, the Company has approximately $3,200,000 of unrestricted cash available as of November 13, 1995. If the Company is able to achieve its sales forecasts, and continue its efforts to control costs, it believes that the proceeds from these transactions will be sufficient enough to continue operating for the next twelve months. However, if the Company is not able to meet its forecasts, or control its costs, it may be necessary to raise additional financing. In addition, if it becomes necessary for the Company to finance significant working capital growth in the near future, these proceeds will not be sufficient and the Company will need to raise working capital financing. Management is devoting substantial effort to closing sales and controlling costs and is continuing to pursue capital on terms favorable to the Company.

The Company Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ELSI." In order to maintain listing by NASDAQ, the Company must maintain a minimum $1-million of stockholders' equity. As of September 30, 1995, the Company was not in compliance with this requirement; however, as shown in Note L of the financial statements, with the sale of Common Stock and the conversion of the April 1995 Debentures and the July 1995 Debentures that occurred subsequent to September 30, the Company is in compliance with the requirement. Management believes that the continuing impact of its cost control measures, and increases in sales, will reduce the level of operating losses which should result in maintaining compliance with this requirement as of year-end; however, there can be no assurance that this minimum can be maintained beyond year-end without additional equity financings. If the minimum required balances are not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and the July 1995 Debentures. An Event of Default could trigger a requirement to repay the notes immediately.

                   Part II - Other Information

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults on Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5    Other Information

     On September 25, 1995, Michael Rosen, Vice President and Chief Financial and Accounting Officer resigned his position with the Company to be effective no later than December 31, 1995. In November 1995, the Company hired Mary Beth Koenig to assume the position of Treasurer, Controller and Chief Accounting Officer.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1 Subscription Agreement entered into with 21 Investors as shown on Subscription Register

4.2  Letter    Agreement   dated   October   3   1995,    between
     Electrosource, Inc., and Shoreline Pacific

4.3 Offshore Securities Subscription Agreement entered into with two buyers for the purchase of $1.5 million equity as shown on Subscription Register

4.4  Letter   Agreement   dated   October   25,   1995,   between
     Electrosource, Inc., and Shoreline Pacific

4.5  Offshore   Convertible  Securities  Subscription   Agreement
     entered into with six buyers for the purchase of Convertible
     Debentures Due November 9, 1997

4.6 Form of Convertible Debenture issued to six buyers for an aggregate of $3,280,000 in amounts as shown on Debenture
     Register

10.1 Equipment Lease Agreement between Ally Capital Corporation and Electrosource, Inc.

10.2 Amendment to the Business Alliance and License Agreement between Electrosource, Inc., and Electric Power Research
     Institute dated November 1, 1995

10.3 Consulting  Agreement  between  Electrosource,   Inc.,   and
     Liviakis Financial Communications, Inc., dated September  1,
     1995

27.  Financial Data Schedule


(b)  Reports on Form 8-K.

     Reports   on  Form  8-K  filed  during  the  quarter   ended
     September 30, 1995 were:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     November 14, 1995             ELECTROSOURCE, INC.

                                               /s/
                                        Michael G. Semmens
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Executive Officer)


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

                     ____________________________

                            EXHIBITS TO
                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


           For the quarter ended              Commission file
             September 30, 1995                Number 0-16323


                      ___________________________

                        ELECTROSOURCE, INC.
        (Exact name of Registrant as specified in its charter)


                  Delaware                          742466304
          (State or otherjurisdiction             (I.R.S. Employer
          of incorporation or organization)      Identification No.)

          3800B Drossett Drive
          Austin, Texas                           78744-1131
          (Address of principal                   (Zip Code)
          executive offices)

              Registrant's telephone number, including
                   area code:  (512) 445-6606

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share




                        INDEX TO EXHIBITS


4.1 Subscription Agreement entered into with 21 Investors as shown on Subscription Register

4.2 Letter Agreement dated October 3, 1995, between Electrosource, Inc., and Shoreline Pacific

4.3 Offshore Securities Subscription Agreement entered into with two buyers for the purchase of $1.5 million equity as shown on Subscription Register

4.4 Letter Agreement dated October 25, 1995, between Electrosource, Inc., and Shoreline Pacific

4.5 Offshore Convertible Securities Subscription Agreement entered into with six buyers for the purchase of Convertible Debentures Due November 9, 1997

4.6 Form of Convertible Debenture issued to six buyers for an aggregate of $3,280,000 in amounts as shown on Debenture Register

10.1 Equipment Lease Agreement between Ally Capital Corporation and Electrosource, Inc.

10.2 Amendment to the Business Alliance and License Agreement between Electrosource, Inc., and Electric Power Research
     Institute dated November 1, 1995

10.3 Consulting  Agreement  between  Electrosource,   Inc.,   and
     Liviakis Financial Communications, Inc., dated September  1,
     1995

27.  Financial Data Schedule


(b)  Reports on Form 8-K.

     Reports   on  Form  8-K  filed  during  the  quarter   ended
     September 30, 1995 were:

         None