Form 10-K
period 1995-12-31
ELECTROSOURCE INC
filed 1996-03-29
CIK 823927

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995.
                               OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________________ to ______________


Commission file number 0-16323

                      ELECTROSOURCE, INC.


     (Exact name of Registrant as specified in its charter)


                Delaware                                    742466304
      (State or otherjurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      3800B Drossett Drive, Austin,Texas                    78744-1131
      (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code (512) 445-6606

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reported required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  x     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, 35,282,134 common shares were outstanding and the aggregate market value of the common shares held by non-affiliates
(based on the closing price of these shares $1.344 as reported by NASDAQ at the close of business on March 15, 1996) was approximately $47,419,188.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 30, 1996, are incorporated by reference into Part III hereof.

                             PART I

Item 1.  Business.

General

   Electrosource, Inc. ("ELSI" or the "Company"), is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. In 1994, the Company made the decision to become the manufacturer of the Horizon battery in North America. Previously, the Company intended to license the technology to third party manufacturers throughout the world. In 1995, the Company devoted substantial resources to purchasing machinery and implementing production processes to significantly increase the capacity of the manufacturing facility, and successfully demonstrated the ability to produce the Horizon battery in commercial quantities. Significant technical improvements were also achieved. The Company intends to license production and distribution of Horizon batteries outside of North America. The Horizonr battery utilizes plate grids made from a patented coextruded wire and a special paste mixture. The Company is concentrating its efforts upon development of Horizonr battery technology for use in many applications including motive power, power management, portable systems and starting power.

   The development of coextruded wire for use in plate grids for lead-acid batteries was commenced in 1984 by Tracor, Inc. ("Tracor") under an exclusive license from Blanyer-Mathews Associates, Inc. ("Blanyer-Mathews"), the owner of the patent on the coextrusion process. In June 1987, Tracor organized the Company as a wholly-owned subsidiary and in October 1987 granted to the Company an exclusive sublicense for the coextrusion technology.

   Research and development efforts were conducted from July 1992 until June 1994 principally under research and development agreements (the "R&D Agreements") with the Electric Power Research Institute ("EPRI") under which EPRI funded additional development of the Horizonr battery subject to matching funds obligations on the part of the Company. On November 1, 1995, the Company completed its research and development agreement with EPRI. In accordance with the terms of a November 1995 amendment to the agreement, the Company issued 2,158,000 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. The shares were valued at $2,994,225. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties at the rate of one-half of one percent on sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.

   The principal executive offices of the Company are located at 3800-B Drossett Drive, Austin, Texas 78744-1131, and its telephone number is (512) 445-6606. The manufacturing operations are conducted at an 88,000 square foot facility in San Marcos, Texas.

The Horizon Battery

  The Company has concentrated its efforts on the design of a new concept of lead-acid battery employing coextruded wire in plates oriented in the horizontal plane, as opposed to the vertical
plane   orientation  of  conventional  batteries.   This  battery
concept, named "Horizon," enables design of a lead-acid  battery with significantly higher energy density than is possible with conventional battery design. The Horizon design may also be more economical to manufacture than conventional batteries due to the  elimination  of several steps in the manufacturing  process.
Several  hundred  prototypes  and  production  versions  of   the
Horizonr  battery  have been built and tested  in  a  variety  of
configurations.   Testing  by  the Company  and  by  third  party
laboratories indicates that various configurations of the battery meet or exceed the performance parameters established by major governmental and industry groups for electric vehicle batteries. However, no single configuration has been produced that meets all
such  standards.   The  Company, through its ongoing  development
program, continues to develop and test prototypes that the Company believes will ultimately exhibit all of the desired performance characteristics, but there can be no assurance that the Company will be successful in developing such a battery.
The Company also believes the Horizon battery has a number of applications other than electric vehicles, such as in power tools, electric power management, uninterruptible power, and for starting, lighting and ignition ("SLI") batteries for automobiles. The Company has received various purchase orders for its batteries for evaluation, testing and commercial use.

Coextrusion Technology

   The Company holds an exclusive license for the development and commercial exploitation of patented coextruded wire. Coextrusion is a process by which one material is extruded, or forced through a die, with uniform thickness, onto a core material passing simultaneously through the same die. The process is capable of extruding lead (or lead alloy) onto any material having adequate tensile strength to pass at high speed through the pressurized dies. Successfully coextruded core materials include fiberglass, Kevlar and cross-linked carbon fiber yarns, aluminum, copper and titanium wire and polypropylene, polyester, nylon and polyethylene monofilament.

  Coextruded lead wire facilitates the use in lead-acid batteries of pure lead or extremely low concentration lead alloys, which are difficult to cast repeatedly at the high rates required in production. Management of the Company believes that grids made from such wire and used in lead-acid storage batteries have improved corrosion resistance and, therefore, longer life, or equivalent life with reduced total material content.

Energy-Active Material Formulation

   The Company has also developed a new type of energy-active material, or paste, for use in lead-acid battery electrodes. The Company invented two additional paste formulations, each of which may contribute to the reduction of battery manufacturing cost.
The Company has protected this proprietary technology as trade secrets, and does not plan to apply for patents related to these formulations. The Company is continuing the development of these formulations in connection with the Horizonr battery project, but has no current plans for separate commercialization of the energy active material.

Chrysler Contract

   In September, 1994, Chrysler Corporation awarded the Company a $1.6 million contract to retrofit the Horizonr battery for the Chrysler NS mini-van electric vehicle program. The program concluded in the first quarter of 1995. In December, 1995, the Company received a Production Purchase Order for Horizonr which could result in up to $80 million in battery sales cumulatively over the next three years; however Chrysler has the right to withhold or cancel orders. During 1995, approximately 50 percent of the Company's battery sales were generated from Chrysler.

Licensing

   In July 1994, the Company signed an agreement making Mitsui Engineering and Shipbuilding Company, Ltd. ("MES"), the exclusive distributor for all Electrosource products in Japan with an option for exclusive manufacturing rights in the same territory. Under the agreement MES agreed to pay the Company $2,000,000 for the distribution rights; $1,000,000 in 1994 and the remaining $1,000,000 in 1995; and $3,000,000 if MES elected to exercise their option for a manufacturing license. In addition, the Company borrowed $3,800,000 from MES and delivered a Convertible Promissory Note for that amount to MES, which could be converted into stock or applied in payment of license fees at MES' option. In January 1996 MES terminated the Distribution Agreement. In March 1996, the Company and MES executed a Termination Agreement. In accordance with the terms of the agreement, MES applied
$1,000,000   of  its  Convertible  Note  to  pay  $1,000,000   of
outstanding license fees to the Company. Additionally, MES notified the Company of its intent to convert the remainder of its Convertible Note and notes issued for interest thereon (approximately $3 million), at $3.80 per share, into shares of Common Stock contingent upon the effectiveness of a registration statement to register the sale of such shares.


Marketing

   The worldwide market for lead-acid batteries can be classified into the following major segments:

Starting, Lighting and Ignition for engine starting applications as used in passenger cars, light and heavy trucks, garden tractors and motorcycles.

Motive Power for use in electric vehicles, industrial fork lifts,
underground  mining locomotives and golf carts.   Such  batteries
undergo daily discharging and overnight recharging and are warranted for up to six years.

Power   Management   for   use   in  utility   emergency   power,
telecommunications,  uninterrupted  computer  and   other   power
supplies and cellular radio. Such batteries are typically used as a secondary source of power.

Portable Power which is typically small, lead-acid batteries for use in such items as portable power tools and outdoor power tool products, as well as electrically driven medical equipment.

   In 1995, the Company successfully demonstrated the ability to manufacture the Horizon battery in commercial quantities. Numerous production and prototype batteries were sent to customers all over the world in 1995 in all of the above markets. Management anticipates that in 1996/1997 many of these customers will move from test phases to integration of Horizon technology into their commercial products.


Competition

   The lead-acid battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. The principal competitors of the Company in the electric vehicle market have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

Patents and Protection of Technology

   Prior to May 1990, the Company held an exclusive sublicense from Tracor under several US patents covering the coextruded wire and the coextrusion apparatus for producing composite wire for use only in lead-acid battery applications. In May 1990, Tracor assigned to the Company all rights under the original license agreement between Tracor and Blanyer-Mathews, the inventors of
the  coextrusion  technology.   This  assignment  terminated  the
sublicense between Tracor and the Company and allowed the Company to apply the technology outside of the area of lead-acid storage batteries, if any such applications are available. The license assigned to the Company expires concurrently with the patents and requires payment of annual minimum royalties to Blanyer-Mathews of the greater of $100,000 or sales-based royalties equal to 1/2 percent of sales. The license may be terminated by the licensor in the event that the Company defaults in its obligation to pay royalties or enters bankruptcy. The Company is responsible for the maintenance and administration of the licensed patent. Under the terms of the assignment, the Company is to pay Tracor a royalty of four percent on all technology sales unrelated to lead-acid storage batteries for the term of the license. The Company is obligated to pay minimum annual royalties of $10,000 to Tracor for a five-year period beginning on the date of the assignment. Such minimum royalties were to have begun in May 1991, but Tracor deferred payment for two years, with the deferred amounts bearing interest at 8.5 percent. The Company has made all scheduled payments in accordance with the terms of the deferral agreement.

   In March 1990, a patent was issued to the Company covering an energy-active material formulation, including the processes for manufacturing this material. In October 1990, a US patent was issued to the Company for the Horizonr battery design.

   The know-how relating to the Company's energy-active material formulation and the application of coextruded wire to battery electrodes is confidential and proprietary to the Company.

Research and Development

   Initial research and development programs were directed toward understanding the behavior of the wire in lead-acid battery electrodes in various corrosive environments. With the development of the Horizonr battery concept, the focus of research work was redirected toward (a) understanding the behavior of the wire and active material in the Horizonr battery,
(b) reformulating energy-active materials to improve performance,
(c) developing repeatable processes for the construction and manufacture of laboratory prototype batteries, (d) developing concepts for manufacturing Horizonr electrodes and plates using automated processing techniques and (e) improving performance of initial production models. Prototype models of Horizonr batteries for specialized markets (see "Marketing") continue to be built in attempts to optimize battery electrical performance and life and to meet customer requests for different battery configurations or performance.

   The Company incurred approximately $3,455,000, $1,933,000, and
$1,530,000,  in research and development costs in the years ended
December 31, 1995, 1994, and 1993, respectively.

Backlog

   As of December 31, 1995, the Company has a backlog of approximately $100,000 in battery orders and a basic order agreement from Chrysler Corporation. The Company had a backlog of approximately $3.5 million in battery orders as of December 31, 1994, most of which subsequently did not materialize.

Export Sales

   During 1995 and 1994, the Company sold approximately $140,000 and $76,000, respectively, of Horizon batteries and related services to foreign customers.

Raw Materials

   The basic raw materials of lead-acid batteries are lead, sulfuric acid and plastic, each of which is readily available.
The Company has experienced no material delays in obtaining timely delivery of these materials.

Environmental Concerns

   The management of the Company believes that the Company is currently in compliance with all applicable local, state, and federal environmental rules and regulations. The Company's laboratory facility and manufacturing plant includes an enclosed area specifically for the mixing of lead-oxide paste and the application of such paste to battery electrodes. The air in these areas is continuously filtered to remove lead particles. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective aprons, and respirators and are required under Occupational Safety and Health Administration ("OSHA") guidelines to submit to blood monitoring tests on a periodic basis. The supervision and analysis of these tests are undertaken by an outside, independent agency and the results thereof are communicated to the Company's employees.

   The  management of the Company believes that the  new  energy-
active  material being developed by the Company may be  safer  to manufacture than energy-active materials currently in general use due to reductions in potential environmental hazards.  The active material  paste used in conventional batteries has a  consistency similar to wet cement and must be allowed to dry for two or three days  after  being  impressed into the grid of a  battery  plate.
When dried the plates produce fine lead dust as they are transported in a plant through the battery assembly process. This airborne dust poses a potential health risk to workers, and there are OSHA regulations regarding allowable levels of airborne lead in abattery plant for
which   manufacturers  must  devote  significant   resources   in
prevention,  treatment, and compliance.   The  Company's  energy-
active material, on the other hand, has a consistency similar to toothpaste and does not need to dry completely before the battery assembly process begins, thus minimizing worker exposure to airborne lead.

Employees

   As of March 8, 1996, the Company employed 81 full-time employees.

Item 2.  Properties.

   The Company's executive offices and research facilities are located in leased premises covering approximately 30,000 square feet at 3800-B Drossett Drive, Austin, Texas. The monthly gross rental rate on the amended lease escalates each year over the term of the lease from $12,000 per month to $15,500 in the final year of the term. In addition, the Company has been granted an option to extend the term of its lease for an additional period of three years.

  The Company's 88,000 square foot production facility is located in San Marcos, Texas at 2809 IH 35 South. The monthly rental rate is currently approximately $16,000 per month and escalates over the entire life of the lease to $35,000 per month. The lease is for a term of ten years, and the Company has an option to purchase the property and improvements for $2,600,000 until November 2003. The Company believes this site is adequate for the low-rate production requirements and possesses enough expansion capacity if the Company elects to expand capacity at this site.

   Management believes that all personal property used by the Company is in good condition.

Item 3.  Legal Proceedings.

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

                            PART II

Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder Matters.

Trading Market for ELSI Common Stock

   The Company's Common Stock has been traded in the over-the-counter market and reported on NASDAQ under the symbol "ELSI" since January 1988. The following table sets forth, for the periods indicated, the high and low bid price per share of Common Stock as reported by NASDAQ. Prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commission, and may not represent actual transactions.

                                        High      Low
               1994
                    First Quarter            4 1/4          3 3/8
                    Second Quarter           4              2 1/4
                    Third Quarter            3 3/4          2 3/4
                    Fourth Quarter           3 1/2          2 3/4

               1995
                    First Quarter            3 1/4          1 7/8
                    Second  Quarter          4 1/4          2 5/16
                    Third  Quarter           2 17/32        1 3/16
                    Fourth Quarter           2 13/32        1 1/4


   The transfer agent and registrar for the Common Stock of the Company is KeyCorp Shareholder Services, Inc., Society National
Bank, Dallas, Texas.

   The approximate number of record holders of Common Stock at March 15, 1996, was 3,918.

Dividends and Dividend Policy

The Company has paid no dividends on its Common Stock to date and does not anticipate, currently or in the foreseeable future, paying dividends on the Common Stock. Further, the Company currently has a deficit in its "surplus" account (defined as the excess of net assets over par value of shares outstanding) which, under Delaware corporate law, precludes any distributions to shareholders in a given year unless the Company reports net income in that year or the preceding year, in which case dividends could be paid to the extent of net income for the year in which the dividend is declared and net income for the fiscal year immediately preceding the year of declaration. In the event that the earnings of the Company permit payment of dividends under Delaware law, the timing and amount of such dividends will be determined by the Board of Directors in light of the Company's earnings, financial condition and capital requirements.

Item 6.  Selected Financial Data.

             (In thousands, except per share data)

                               Year Ended December 31,

                                 1995      1994     1993     1992      1991

    Revenues                  $  3,278   $ 4,614  $ 3,373  $   544    $  773

    Net Loss                  $(17,905)  $(8,543) $  (197) $(1,228)   $ (900)

    Net Loss per Share        $  (0.85)  $ (0.61) $ (0.03) $ (0.20)  $ (0.15)

    Dividends per Share           None      None     None     None      None


                                  As of Year Ended December 31,

                               1995     1994     1993     1992     1991

    Working Capital          $ 1,556  $ 2,032  $ 1,122   $  251   $ (495)

    Total Assets             $15,277  $ 9,318  $ 4,709   $2,802   $2,697

    Shareholders'
       Equity (Deficit)      $ 1,240  $  (685) $ 3,322   $2,421   $2,149

    Long Term Obligations    $11,324  $ 7,107  $    33   $  200     None

The foregoing should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

In 1995, the Company devoted substantial resources to purchasing machinery and implementing production processes to significantly increase the capacity of the manufacturing facility, and successfully demonstrated the ability to produce the Horizon battery in commercial quantities. Significant strides in technical performance were also achieved. Although sales were less than anticipated, the Company delivered Horizon production and prototype batteries to customers all over the world, seeding target markets. The Company anticipates that markets will materialize in 1996 as customers move from test phases to integration of Horizon technology into their commercial products.

Results of Operations - Years ended December 31, 1995, 1994,  and
1993

Revenue. The Company generated project revenue of approximately $989,000, $2,902,000 and $2,967,000 for the years ending December
31, 1995, 1994, and 1993, respectively. Approximately $797,000 of project revenue in 1995 and $846,000 in 1994 was generated under an agreement with Chrysler Corporation for the retrofit of the Horizon battery for their NS mini van program. This program concluded in 1995. Approximately $2,056,000 and $3,000,000 of project revenue in 1994 and 1993, respectively, was earned under an agreement with the Electric Power Research Institute ("EPRI") for the development and commercialization of the Company's proprietary advanced lead-acid battery. The Company's work under the research and development program with EPRI was completed in 1994.

   During the year ended December 31, 1995, the Company generated $1,196,000 of battery sales compared to $378,000 in the year ended December 31, 1994. There were no battery sales in 1993. Almost one-half of the battery sales in 1995 were generated from sales to Chrysler Corporation for testing in their NS electric mini van program. As a result of successful battery testing, the Company received a production purchase order from Chrysler in December 1995 which could result in up to $80 million in battery sales cumulatively over the next three years; however, Chrysler has the right to withhold or cancel orders. Management expects that sales under this purchase order will increase in late 1996. Additional equipment, capital improvements and working capital will be required to complete the Chrysler order. The remainder of 1995 battery sales were generated from numerous customers requesting batteries for testing and evaluation.

   The Company also generated $1,000,000 and $800,000 in 1995 and 1994, respectively, in license fees under a Distribution Agreement with Mitsui Engineering and Shipbuilding Co., Ltd. ("MES") for the export and exclusive distribution of the Company's Horizon battery in Japan. In December 1995, the Company received notification from MES of its intent to terminate its Distribution Agreement and to settle all outstanding financial matters with the Company. In March 1996, the Company completed a Termination Agreement with MES which had no material adverse effects on the Company.

   Additionally, the Company generated revenue of $410,000 and $340,000 in the years ended December 31, 1994 and 1993, respectively, from an agreement with BDM Technologies, Inc. ("BDM") for technical support in developing a low rate initial production line for the Horizon battery. The BDM agreement ended in 1994.

Costs and expenses. Essentially all costs and expenses increased substantially in the year ended December 31, 1995 as the Company
devoted   substantial  resources  to  purchasing  machinery   and
implementing production processes to significantly increase the production capacity and quality of its manufacturing facility to
meet  customer requirements, particularly Chrysler.   Significant
increases in labor costs, primarily in the production area, occurred in early 1995 in order to increase the production capacity of the manufacturing facility. Significant reductions in labor costs were made later in the year to reduce costs. During 1995, the Company also incurred significant nonrecurring costs to replace batteries which failed to perform as expected due to early manufacturing problems as well as improper storage and charging of the batteries by customers. Additionally, the Company issued 1,360,000 shares of unregistered, restricted shares of Common Stock in September 1995, which were valued at $1,468,800 and charged to expense, associated with investor/public relations services to be provided by a consulting firm over a two-
year  period.   Significant research and development expenditures
were incurred which resulted in technical achievements including unequaled performance levels in specific energy, power and cycle life from batteries produced on the manufacturing line, not laboratory prototypes. Interest costs were higher for the year ending December 31, 1995, as the Company received approximately $13 million in Convertible Debt financing in 1995. Beginning in mid-1995 and continuing into 1996, management of the Company implemented cost control measures in an effort to conserve cash and reduce monthly expenditures. As a result, routine monthly costs and expenditures have continued to decrease since mid-1995. Prior to June 1994 all costs were substantially lower as the
Company   was   primarily  performing  research  and  development
activity related to the Horizon battery, and related technologies and costs for the production facility were borne by a strategic corporate partner.

   Effective the fourth quarter of 1994, the Company formalized its arrangement with BDM and agreed to a Technology License Agreement whereby the Company will license BDM's manufacturing technology for use in producing the Horizon battery. In accordance with the terms of the agreement, the Company agreed to pay BDM: $80,000 cash; issue 1,700,000 shares of Common Stock in equal installments over a three year period; issue 200,000 shares of Common Stock if the Company decides to maintain the license beyond the original three year term; and to grant 1,000,000 options to purchase Common Stock at $4.00 per share. The Company also agreed to acquire BDM's interest in a corporate joint venture formed by BDM and the Company in 1993 for 100,000 shares of Common Stock. The Common Stock issued to BDM is unregistered and restricted as to resale for two years; however, BDM has been given certain demand and "piggyback" registration rights. The Company recorded an expense of $3,819,350 in 1994 for the license of this manufacturing technology and will have no further expenses related to this technology in the future.

   As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing state-of-the-art equipment to manage and control hazardous substances and pollution. The Company expended $385,000 and $198,000 in 1995 and 1994, respectively, in capital expenditures for such equipment. As part of its on-going operations, the Company incurred $170,000 and $80,000 in non-capital expenditures in 1995 and 1994, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs and management is not currently aware of any infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

  During 1995, the Company issued approximately 15,000,000 shares of Common Stock as a result of financing transactions, purchases of technology and equipment, payment of the Technology License Payable and consulting services, and the exercise of stock options. During 1994, the Company issued approximately 2,000,000 shares of Common Stock as a result of several financing transactions and the exercise of stock options. As a result of the increase in shares for both years, the loss per share in both years was less than it would have been based on the shares outstanding at the end of the preceding year. Management of the Company believes that the issuance of shares in these years was necessary to fund the increased working capital and capital expenditure requirements.

Liquidity and Capital Resources. During 1995, the Company devoted substantial resources to purchasing machinery and implementing production processes to significantly increase the capacity of the San Marcos production facility. As the production capacity of the San Marcos facility increased in mid-1995 to meet the needs of an emerging market in converted electric fleet vehicles, the market did not materialize as expected and sales were far less than originally anticipated. In an effort to meet the increasing working capital needs associated with the shortfall in sales and increased costs associated with expanded production capabilities, marketing requirements and research and development expenditures to further develop and refine the Horizon battery, the Company completed several financing transactions during 1995 and late 1994:

_In April, July and November 1995, the Company issued $12,780,000 of Convertible Debentures resulting in net proceeds to the Company of $11,552,600. The Debentures were generally convertible into shares of Common Stock at a price equal to 75 to 80 percent of the closing price of the Common Stock at the time of conversion (generally 60 days from the issuance date). As of December 31, 1995, Convertible Debentures with a principal balance of $8,750,000 were converted into approximately 6,200,000 shares of Common Stock. In January and February 1996, an additional $3,780,000 of Convertible Debentures and related interest were converted into approximately 4,000,000 shares of Common Stock. In addition, warrants to purchase 2,360,937 shares of Common Stock were issued to holders of the Debentures or agents of the respective Debenture holders at prices ranging from $1.53 to $4.00 per share, with various periods of expiration, the latest of which is July 27, 2000.

_In January, March, September and October 1995, the Company sold approximately 4,500,000 shares of Common Stock which resulted in net proceeds to the Company of $6,246,966. In addition, warrants to purchase 22,500 shares of Common Stock at a price of $1.56 per share, exercisable until November 10, 1997, were issued in connection with certain of the equity financing transactions.

_In November 1995, the Company completed its research and development agreement with EPRI. Pursuant to the terms of a November 1995 amendment to the agreement, the Company issued 2,158,000 shares of Common Stock in exchange for the transfer of certain intellectual property rights (purchased technology) and title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. The shares were valued at $2,994,225.

_In November 1994, the Company sold a Convertible Promissory Note to MES for $3,800,000. The note carries an interest rate of five percent per annum on the unpaid principal and interest is due and payable semi-annually in the form of additional notes payable. A note payable for $190,000 for interest was issued in October 1995 for the year then ended. In March 1996, the Company completed a Termination Agreement with MES. In accordance with the terms of such agreement, MES will convert $1,000,000 of its Convertible Notes Payable to satisfy its obligation to pay $1,000,000 of license fees to the Company. Additionally, MES notified the Company of its intent to convert the remainder of its Convertible Notes Payable (approximately $3 million), at $3.80 per share, into shares of Common Stock upon the effectiveness of a registration statement to register such shares.

_In the six month period ending December 31, 1994, the Company issued 1,685,500 shares of Common Stock which resulted in net proceeds of $4,058,030 to the Company. Additionally, in July and August 1994, holders of 148,000 warrants to purchase the Company's Common Stock exercised these warrants which resulted in net proceeds of $333,000 to the Company.

   Prior to 1994, the Company's operations were primarily focused on research and development of the Horizon battery and related technologies. The operations were funded primarily from a July 1992 research and development agreement with EPRI, which is now complete. In addition, in early 1993, the Company completed the sale of $550,000 of secured promissory notes in a private offering. Warrants to purchase an aggregate of 200,000 and 440,000 shares of Common Stock at exercise prices of $1.625 and $2.25, respectively, were issued to the purchasers of the notes. Holders of warrants to purchase 452,000 shares of Common Stock exercised their warrants in 1993, resulting in proceeds to the Company of $892,000 before the costs of registration of the Common Stock issued upon exercise of the respective warrants.

   In 1995, the Company successfully demonstrated that it could manufacture the Horizon battery in commercial quantities. As a result of such efforts, in December 1995, the Company received a production purchase order from Chrysler which could result in up to $80 million in battery sales cumulatively over the next three years. Chrysler has the right to withhold or cancel orders. In addition, numerous Horizon production and prototype batteries were sent to customers all over the world, seeding target markets. Significant technical improvements were also made in the battery's performance in 1995 in the areas of specific energy, power and cycle life. The major portion of development is completed, and in 1996 management will focus efforts on capitalizing on market opportunities as customers move from test phases to integration of Horizon technology into their commercial products. In addition, management has significantly reduced operating costs from mid-1995 levels in an effort to conserve cash. The Company's cash sources in 1996 are largely dependent on the successful commercialization of the Horizon battery. Management expects the level of battery sales to increase in late 1996 as the Company receives commercial orders under the Chrysler production purchase order as well as from other customers currently testing the battery. Management does not expect sales from these orders to generate sufficient funds to support its overall working capital and capital expenditure needs in 1996; therefore, it is expected that additional debt and/or equity financing will be necessary. Equity financing is limited by the number of unreserved shares available for issuance. As of March 15, 1996, the Company had approximately 4,700,000 shares of Common Stock where were unreserved. Management intends to seek shareholder approval of actions necessary to increase the number of unissued and unreserved shares, including any required changes to the Certificate of Incorporation. On March 1, 1996, the Company sold 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of approximately $898,200.
Management is devoting substantial effort toward obtaining additional funding sources. Management is also working to develop long-term strategic relations with customers and organizations that can aid penetration of target markets and can assist financially.

   The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement and management believes that the continuing impact of its cost control measures and increases in sales will reduce the level of operating losses which should result in maintaining compliance with this requirement into the foreseeable future. However, if the minimum required balance is not maintained, NASDAQ may choose to delist the stock of the Company from trading which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures, which could trigger a requirement to repay the respective Debentures immediately. April 1995 Debentures with a principal balance of $250,000 were outstanding at December 31, 1995.

    Although management is devoting substantial efforts to successfully commercialize its Horizon technology and to secure additional funding sources, there is no assurance that such efforts will be successful. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Item 8.  Financial Statements and Supplementary Data.

   See  Item  14(a) for an index of the financial statements  and schedule included as a part of this Annual Report on Form 10-K.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

  None



                            PART III

Item 10.  Directors and Executive Officers of Registrant.

  Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 1996, and is incorporated herein by reference.

   Information with regard to the filing of reports of ownership and changes of ownership by the Company's directors, officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities is set forth under "ELECTION OF DIRECTORS - Section 16(a) Disclosure" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 1996, and is incorporated herein by reference.


Item 11.  Executive Compensation.

    Information with regard to executive compensation and pension or similar plans is set forth under "ELECTION OF DIRECTORS - Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 1996, and is incorporated herein by reference.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

   Information with regard to security ownership of certain beneficial owners and management is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 1996, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

    Information with regard to certain transactions is set forth under "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "ELECTION OF DIRECTORS - Certain
Relationships   and  Related  Transaction"   in   the   Company's
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 1996, and is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K.

(a)(1) The following financial statements of the Company are included in Item 8:
                                                             Page No.

          Balance Sheets - December 31, 1995 and 1996           F-3

          Statements of Operations - For the years
                 ended December 31, 1995, 1994, and 1993        F-4

          Statements of Shareholders' Equity (Deficit) -
                 For the years ended December 31, 1995,
                 1994, and 1993                                 F-5

          Statements of Cash Flow - For the years
                 ended December 31, 1995, 1994, and 1993        F-6

          Notes to Financial Statements -
                 December 31, 1995                              F-7

   (2)  Financial Statement Schedules

          The following financial statement schedule required by Regulation S-X is filed herewith at the page indicated:

          Schedule II - Valuation and Qualifying Accounts      S-1

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)  Exhibits


   3.1   Restated  Certificate  of  Incorporation  of   El
          ectrosource, Inc. (filed as Exhibit 3.1 to Electrosource, Inc., Registration Statement on Form 10 filed October 19, 1987, as amended by Form 8 Amendments filed January 8, 1988 and January 13, 1988 (hereinafter referred to as "Form 10") and incorporated herein by reference).

   3.2 Certificate of Designation, Preferences, Rights and Limitations of 1992 Series A Preferred Stock and Series A-1 Preferred Stock of Electrosource, Inc. as filed of record with the Delaware Secretary of State on January 15, 1992 (filed as Exhibit 4.1 to Electrosource, Inc. Form 8-K Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed December 24, 1991 and incorporated herein by reference).

   3.3   Amendment  to Restated Certificate of  Incorporation
          of Electrosource, Inc., increase in authorized shares to 50,000,000 shares (filed as Exhibit 3.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   3.4 Amendment to Restated Certificate of Incorporation of Electrosource, Inc., elimination of Certificate of Designation for Series A and Series A-1 Preferred Stock (filed as Exhibit 3.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

   3.5   Bylaws of Electrosource, Inc. (filed as Exhibit  3.2
          to Form 10 and incorporated herein by reference).

   3.6   Amendment   to   Bylaws  of   Electrosource,   Inc.,
          pursuant to a Certificate of Secretary dated May 25, 1990 (filed as Exhibit 3.3 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   3.7 Amendment to Bylaws of Electrosource, Inc. dated November 3, 1993 (filed as Exhibit 3.5 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

   3.8   Amendment  to  Bylaws of Electrosource,  Inc.  dated
          June  23, 1994, (filed as Exhibit 3.6 to Electrosource,
          Inc., Annual Report filed on Form 10-K for the period ended December 31, 1994).

   10.1   Sublicense  Agreement dated as of October  5,  1987
          between Electrosource, Inc., and Tracor, Inc. (filed as Exhibit 10.4 to Form 10 and incorporated herein by reference).

   10.2 Patent and Technology Exclusive License Agreement dated August 14, 1984, between Tracor, Inc., and
          Blanyer-Mathews  Associates,  Inc.  ("BMA")  (filed  as
          Exhibit 10.9 to Form S-1 Registration Statement, file number 33-30486, filed August 14, 1989, hereinafter referred to as "Form S-1," and incorporated herein by reference).

   10.3   Amendment   to  Patent  and  Technology   Exclusive
          License  Agreement dated May 29, 1987, between  Tracor,
          Inc., and BMA (filed as Exhibit 10.10 to Form S-1 and incorporated herein by reference).

   10.4   Warrant  to  purchase  up  to  50,000   shares   of
          Electrosource,  Inc., Common Stock, issued  to  BMA  on
          April 12, 1988 (filed as Exhibit 10.11 to Form S-1 and incorporated herein by reference).

   10.5 Bonus Royalty Agreement dated May 26, 1989, among Electrosource, Inc., Tracor, Inc., and BMA (filed as
          Exhibit 19 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference).

   10.6   Amendment to Bonus Royalty Agreement  entered  into
          as of November 30, 1989, by and among BMA, Tracor, Inc., and Electrosource, Inc. (filed as Exhibit 10.17 to Post Effective Amendment No. 1 to Form S-1 Registration Statement, file number 33-34581, filed December 11, 1989 (hereinafter referred to as "Post-Effective Amendment No. 1 to Form S-1 filed December
          11, 1989 (hereinafter referred to as "Post-Effective Amendment") and incorporated herein by reference).

   10.7 Assignment of Patent License dated as of May 14, 1990, by and between Electrosource, Inc., and Tracor, Inc. (joined by BMA for limited purposes described therein) (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 31, 1990, hereinafter referred to as the "1990 Form 10-K," and hereby incorporated by reference).

   10.8   Letter  Agreement  dated as  of  January  15,  1991
          between  Electrosource, Inc., and BMA (filed as Exhibit
          10.21   to   the   Company's  1990   Form   10-K,   and
          incorporated herein by reference).

   10.9 License Modification Agreement dated January 16, 1992, between Blanyer Mathews & Associates, Inc., Electrosource, Inc., and Battery Horizons, Ltd. (filed as Exhibit 10.23 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.10 First Amendment to Assignment of Patent License dated April 2, 1992, between Electrosource, Inc. and Tracor, Inc. (filed as Exhibit 10.58 to Company's
          Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).

   10.11  Lease  Agreement dated December 9,  1987,  between
          Electrosource,   Inc.,   and   Crow-Gottesman-Hill,   a
          Limited Partnership (filed as Exhibit 10.15 to Form  S-
          1 and incorporated herein by reference).

   10.12  Lease  Agreement  between  AEtna  Life   Insurance
          Company and Electrosource, Inc., dated February 22, 1992 (filed as Exhibit 10.25 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.13  First  Amendment to Lease Agreement between  AEtna
          Life Insurance Company and Electrosource, Inc., dated February 24, 1993 (filed as Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.14  Second Amendment to Lease Agreement between  Aetna
          Life  Insurance Comopany and Electrosource, Inc., dated
          March 1, 1996.

   10.15 Securities Purchase Agreement dated December 12, 1991, between the registrant and Battery Horizons, Ltd. ("BHL"), (filed as Exhibit 2.1 to the December 24, 1991 Form 8-K, and incorporated herein by reference).

   10.16 Amendment to Securities Purchase Agreement dated as of January 7, 1992, between the registrant and BHL
          (filed as Exhibit 2.2 to the December 24, 1991 Form  8-
          K and incorporated herein by reference).

   10.17 Second Amendment to Securities Purchase Agreement dated January 16, 1992, between registrant and BHL
          (filed as Exhibit 2.3 to the December 24, 1991 Form  8-
          K and incorporated herein by reference).

   10.18 EPRI Agreement RP2415-15 dated July 20, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.19 EPRI Agreement RP2415-15, Amendment No. 1 dated November 12, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.20 EPRI Agreement RP2415-15, Amendment No. 2 dated January 27, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.21  Amendment  No.  3  to  Agreement   between   Electrosource, Inc.
          and Electric Power Research  Institute, Inc.  dated
          March 22, 1993 (filed as Exhibit 10.53 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

   10.22  Amendment  No.  4  to  Agreement   between   Electrosource, Inc.
          and Electric Power Research Institute, Inc. dated December 6, 1993 (filed as Exhibit 10.53 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-73582] filed December 24, 1993, and incorporated by reference).

   10.23 Business Alliance and License Agreement dated September 17, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit 10.61 to Company's Registration Statement on
          Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).*

   10.24 Amendment to Business Alliance and License Agreement dated November 1, 1995, between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

   10.25  Shareholders  Agreement dated April 25, 1993, between
          Electrosource, Inc. and BDM Technologies, Inc. (filed as Exhibit 10.60 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).*

   10.26 Stock Purchase Agreement dated as January 31, 1995, between BDM Technologies, Inc., and Electrosource, Inc., (filed as Exhibit
          10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.27 Operating Lease Agreement between Horizon Battery Technologies, Inc., BDM Technologies, Inc., and Electrosource, Inc., dated June 20, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

   10.28 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc., dated August 17, 1993, (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.29 Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated July 7, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

   10.30 A Convertible Promissory Note in favor of Mitsui Engineering and Shipbuilding Co., Ltd. was dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

   10.31  The   Note   Purchase  Agreement  between   Mitsui
          Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

   10.32  Notice of Intent to Terminate Distributorship
          Agreement  between Mitsui Engineering and  Shipbuilding
          Co. Ltd. and Electrosource, Inc., dated December 5, 1995 (filed as an Exhibit to the Company's December 22, 1995, Form 8-K and incorporated herein by reference).

   10.33  A  Convertible Promissory Replacement Note between
          Mitsui   Enginering  and  Shipbuilding  Co.  Ltd.   and
          Electrosource, Inc., dated March 6, 1996.

   10.34  A   Convertible  Promissory  Note  between  Mitsui
          Engineering    and   Shipbuilding    Co.    Ltd.    and
          Electrosource, Inc., dated October 26, 1995.

   10.35  A   Convertible  Promissory  Note  between  Mitsui
          Engineering    and   Shipbuilding    Co.    Ltd.    and
          Electrosource, Inc., dated March 6, 1996.

   10.36  Termination   Agreement   between   Electrosource,
          Inc., and Mitsui Engineering & Shipbuilding Co., Ltd., dated March 6, 1996.

   10.37  1992  Electrosource, Inc.,  Loan/Warrant  Program,
          Note (filed as Exhibit 10.53 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.38 1992 Electrosource, Inc., Loan/Warrant Program, Warrant (filed as Exhibit 10.54 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.39 1992 Electrosource, Inc., Loan/Warrant Program, Security Agreement with Addendum and First Amendment (filed as Exhibit 10.55 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.40  1993  Electrosource, Inc.,  Loan/Warrant  Program,
          Note (with schedule) (filed as Exhibit 10.56 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.41 1993 Electrosource, Inc., Loan/Warrant Program, Warrant (with schedule) (filed as Exhibit 10.57 to
          Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.42 Offshore Securities Subscription Agreement between Williams DeBroe, a British institutional buyer, and Electrosource, Inc., dated June 13, 1994 (filed as an Exhibit to the Company's July 21, 1994, Form 8-K and incorporated herein by reference).

   10.43 Representative Subscription Agreement entered into by each participant with Electrosource, dated on the date of execution (filed as an Exhibit to the Company's October 18, 1994, Form 8-K and incorporated herein by reference).

   10.44 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated January 25, 1995 (filed as an Exhibit to the Company's January 26, 1995, Form 8-K and incorporated herein by reference).

   10.45  Offshore  Securities Subscription  Agreement
          between  Rosehouse Ltd., a Bermuda-based  institutional
          buyer,  and  Electrosource, Inc., dated March  9,  1995
          (filed  as an Exhibit to the Company's March 10,  1995,
          Form 8-K and incorporated herein by reference).

   10.46  Offshore  Securities Subscription  Agreement
          between Rosehouse Ltd., a Bermuda-based institutional Buyer with Form of Convertible Debenture, and Electrosource, Inc., dated April 4, 1995 (filed as Exhibits to the Company's April 12, 1995, Form 8-K and incorporated hereby by reference).

   10.47 Warrant to purchase up to 54,237 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference).

   10.48 Letter Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated July 25, 1995 (filed as Exhibit 4.7 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.49  Letter  Agreement between  ACM  Advisors  of
          Zurich, Switzerland, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.8 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

   10.50  Offshore  Securities Subscription  Agreement
          between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.10 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.51  Form  of 10% Convertible Debentures  entered
          into by each participant with Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.9 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.52 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report of Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.53 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.54 Warrant to purchase up to 250,000 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

   10.55 Representative Subscription Agreement entered into by each participant with Electrosource, Inc., dated on the date of execution (filed as Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference.).

   10.56  Letter Agreement between Shoreline  Pacific,
          an institutional buyer, and Electrosource, Inc., dated October 3, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

   10.57  Offshore  Securities Subscription  Agreement
          between participants and Electrosource, Inc., dated October 10, 1995 (filed as Exhibit 4.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

   10.58  Letter Agreement between Shoreline  Pacific,
          an institutional buyer, and Electrosource, Inc., dated October 25, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

   10.59  Offshore  Securities Subscription  Agreement
          between participants and Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

   10.60 Form of 8% Convertible Debentures entered into by each participant with Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

   10.61 Subcontract Number 21614-TTS-7 between AECT, Inc., and Electrosource, Inc., dated March 21, 1994, (filed as Exhibit 10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.62  Purchase Agreement between Quantum Energy  Systems
          and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.63  Equipment Lease Agreement dated April 6, 1995
          between Ally Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

   10.64 Warrant to purchase up to 50,000 shares of Electrosource, Inc., Common Stock, issued to Ally Capital Management Inc. on April 17, 1995 (filed as
          Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

   10.65 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource,
          Inc.

   10.66 Warrant to purchase up to 90,000 shares of Electrosource, Inc., Common Stock, issued to Oppenheimer & Co., Inc. (Investment Bankers) dated April 28, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter
          ended  June  30,  1995,  and  incorporated  herein   by
          reference).

   10.67  National  Association of Securities  Dealers
          Automated  Quotation  System Oral Hearing  Notification
          (filed  as  an  Exhibit to the Company's  December  22,
          1995, Form 8-K and incorporated herein by reference).

   10.68  Development  Agreement  and  Agreement   for
          Purchase    of    Machinery   and   Supplies    between
          Electrosource,   Inc.,   and   Charles    L.    Mathews
          ("Contractor") dated November 1, 1995.

   10.69 Purchase Order Between Chrysler Corporation and Electrosource, Inc., dated January 9, 1996.

   10.70  Agreement  for  Aircraft  Starting  Battery
          Distribution between Electrosource, Inc.,  and  Horizon
          Aviation, Inc. dated February 13, 1996.

   10.71  Joint   Development   Agreement    between
          Electrosource, Inc., and Black & Decker (U.S.) Inc., dated March 8, 1996.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

   10.72  Form of Director Indemnification Agreement (filed as Exhibit
          10.8 to Electrosource, Inc., Annual Report on Form 10-K
          for   the   period  ended  December   31,   1987,   and
          incorporated herein by reference).

   10.73 Director Indemnification Agreement dated January 16, 1992, between Electrosource, Inc., and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.74  Director  Indemnification Agreement dated  January
          16, 1992, between Electrosource, Inc., and Benny E. Jay (filed as Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.75  Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and Donald Thomas (filed as Exhibit 10.28 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.76  Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and Robert Trembath (filed as Exhibit 10.29 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.77  Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and John Malone (filed as Exhibit 10.30 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.78  Director Indemnification Agreement dated  November
          4, 1992, between Electrosource, Inc., and Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.79  Director  Indemnification  Agreement  dated  April
          17, 1993, between Electrosource, Inc., and John H. Akin (filed as Exhibit 10.55 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

   10.80 Director Indemnification Agreement dated June 1, 1993, between Electrosource, Inc., and Frank Butler (filed as Exhibit 10.56 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

   10.81 Director Indemnification Agreement dated September 1, 1993, between Electrosource, Inc., and Dr. Norman Hackerman (filed as
          Exhibit 10-57 to Electrosource, Inc., Annual Report on
          Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

   10.82 Director Indemnification Agreement dated September 1, 1993, between Electrosource, Inc., and Todd Templeton (filed as Exhibit 10-58 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

   10.83 Director Indemnification Agreement dated June 23, 1994, between Electrosource, Inc., and Michael G. Semmens, (filed as Exhibit 10.72 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.84  Director Indemnification Agreement dated  November
          2, 1994, between Electrosource, Inc., and Richard S. Williamson, (filed as Exhibit 10.73 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.85  Director Indemnification Agreement dated June
          22, 1995, between Electrosource, Inc., and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

   10.86  Director Indemnification Agreement dated June
          22, 1995, between Electrosource, Inc., and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

   10.87  1987  Stock  Option  Plan of  Electrosource,  Inc.
          (filed  as  Annex  A,  pages  44  to  48  of  Company's
          Information Statement filed October 16, 1987, and incorporated herein by reference).

   10.88  Amendment  No.  1  to 1987 Stock  Option  Plan  of
          Electrosource, Inc., dated February 19, 1992 (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49049] filed June 30, 1992, and incorporated herein by reference).

   10.89 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.90  1988   Non-Employee  Director   Option   Plan   of
          Electrosource, Inc. (filed as Exhibit 4.2 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-22223] filed June 7, 1988, and incorporated herein by reference).

   10.91 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed July 12, 1990, and incorporated herein by reference).

   10.92 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed June 30, 1992, and incorporated herein by reference).

   10.93 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.40 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.94  Amendment No. 4 to 1988 Non-Employee Director
          Stock   Option   Plan  (filed  as   Exhibit   10.3   to
          Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

   10.95  1993 Non-Employee Consultant Stock Option Plan for
          Electrosource,   Inc.  (filed   as   Exhibit   4.2   to
          Registration   Statement  on  Form  S-8   [Registration
          Statement No. 33-65386]).

   10.96  1994 Stock Option Plan of Electrosource, Inc.
          (filed   as   Exhibit  10.4  to  Electrosource,   Inc.,
          Quarterly  Report  on Form 10-Q for the  quarter  ended
          June 30, 1995, and incorporated herein by reference).

   10.97  Consulting Agreement dated June 26, 1989,  between
          Electrosource,  Inc.,  and  R.  J.  Blanyer  (filed  as
          Exhibit   10.18   to   Post-Effective   Amendment   and
          incorporated herein by reference).

   10.98  Consulting Agreement dated July 1,  1989,  between
          Electrosource,  Inc.,  and Charles  Mathews  (filed  as
          Exhibit   10.19   to   Post-Effective   Amendment   and
          incorporated herein by reference).

   10.99  Consulting  Agreement  dated  November   1,   1995
          between Electrosource, Inc., and Charles L. Mathews.

   10.100 Consulting Agreement effective December 30, 1991 between Electrosource, Inc., and Mark A. Huse (filed as Exhibit 10.22 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

   10.101 Consulting Agreement dated September 1, 1992, between Electrosource, Inc., and Norman Hackerman (filed as Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.102 Consulting  Agreement  dated  August   1,   1993,
          between Electrosource, Inc., and Norman Hackerman, (filed as Exhibit 10.71 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.103 Agreement  dated  December  19,   1995,   between
          Electrosource, Inc., and Robert M. Trembath.

   10.104 Consulting  Agreement  dated  January  1,   1993,
          between Electrosource, Inc., and Robert Holden (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.105 Consulting  Agreement  dated  January  1,   1993,
          between Electrosource, Inc., and Wilburn B. Laubach (filed as Exhibit 10.48 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.106 Consulting Agreement dated February 5, 1992, between Electrosource, Inc., and John D. Malone (filed as Exhibit 10.49 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.107 Consulting  Agreement  dated   March   1,   1992,
          between Electrosource, Inc., and C. R. Kline, Jr. (filed as Exhibit 10.47 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.108 Consulting  Agreement  dated  August  11,   1992,
          between Electrosource, Inc., and Ralph E. White (filed as Exhibit 10.52 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

   10.109 Letter Agreement dated August 12, 1993, between Electrosource, Inc. and John Akin (filed as Exhibit
          10.50 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).

   10.110 Consulting Agreement dated July 6, 1994, between Electrosource, Inc., and John M. Lushetsky, (filed as
          Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.111 Consulting Agreement dated September 1, 1995, between Electrosource, Inc., and Liviakis Financial
          Communications, Inc. (filed as Exhibit 10.3 to Form 10-
          Q for the quarter ended September 30, 1995, and incorporated herein by reference).

   10.112 Offer of Employment dated October 11, 1994, between Electrosource, Inc., and Michael L. Weinstein, (filed as Exhibit 10.74 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

   10.113 Separation,  Release  and  Indemnity  Agreement   dated
          September  23, 1995, between Electrosource,  Inc.,  and
          Michael L. Weinstein.

   10.114 Offer of Employment dated May 26, 1994, between Electrosource, Inc., and Michael G. Semmens (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

   10.115 Consulting  Agreement  dated  August   1,   1995,
          between Donald C. Perriello and Electrosource, Inc.

   10.116 Consulting Agreement dated December 1, 1995, between William Griffin and Electrosource, Inc.

   10.117 Consulting Agreement dated March 4, 1995, between
          Beacon   Advisors,  Inc.  (Langhorne  Reid,  III)   and
          Electrosource, Inc.

   10.118 Consulting  Agreement  dated  January  1,   1996,
          between Jack J. Guy and Electrosource, Inc.

   10.119 Consulting Agreement dated Novemer 15, 1994, between Richard C. Baker dba Talbot Management Services and Electrosource, Inc.


   24.1   Consent of Ernst & Young LLP.

   27     Financial Data Schedule


* Confidential  treatment of certain information contained  in this Agreement has been requested pursuant to Rule 406,  and
  the   Agreement  has  therefore  been  omitted   and   filed
  separately with the Commission.


(b)  Reports on Form 8-K.

     Reports  on Form 8-K filed during the quarter ended December 31, 1995 were:

          October 10, 1995, Restated Financial Statements of December 31,
             1994, to include recent developments.
          December 22, 1995, Notice of Intent to Terminate Distributorship
             Agreement between Mitsui Engineering and Shipbuilding Co. Ltd and Electrosource, Inc., dated December 5, 1995.
          December 22, 1995, National Association of Securities Dealers
             Automatic Quotation System Oral Hearing Notification.

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   ELECTROSOURCE, INC.

                                   By:      /S/
                                   Michael G. Semmens, President
Date:  March 28, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

      /S/              President, Director            March 28, 1996
Michael G. Semmens     (Chief Executive Officer)

      /S/              Director                       March 28, 1996
William R. Graham

     /S/               Director                       March 28, 1996
Norman Hackerman

     /S/               Director                       March 28, 1996
John D. Malone

     /S/               Director                       March 28, 1996
Charles L. Mathews

     /S/               Director                       March 28, 1996
Nathan Morton

     /S/               Director                       March 28,1996
Richard S. Williamson

     /S/               Director                       March 28, 1996
Thomas S. Wilson


     /S/               Controller/Treasurer          March 28, 1996
Mary Beth Koenig       (Principal Accounting Officer)



                      ELECTROSOURCE, INC.

                  Audited Financial Statements

                        December 31, 1995

Audited Financial Statements


Report of Independent Auditors                              F-2
Balance Sheets                                              F-3
Statements of Operations                                    F-4
Statements of Shareholders' Equity (Deficit)                F-5
Statements of Cash Flows                                    F-6
Notes to Financial Statements                               F-7



                 REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Electrosource, Inc.

We have audited the accompanying balance sheets of Electrosource, Inc., as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note N, the Company has incurred recurring operating losses and has experienced cash flow shortages at various times. Management's plans in regard to these matters are also described in Note N. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Austin, Texas
March 8, 1996, except for Note O,
  as to which the date is March 18, 1996


                       ELECTROSOURCE, INC.
                         BALANCE SHEETS
                                                        December 31
                                                         1995        1994
ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................ $ 2,083,032  $  2,193,290
  Trade receivables (net of allowance for doubtful
    accounts of $36,223 in 1995 and $7,500 in 1994)   1,535,749     2,478,311
  Inventories......................................     404,755       231,656
  Prepaid expenses and other assets................     245,133        24,651
TOTAL CURRENT ASSETS...............................   4,268,669     4,927,908

PROPERTY AND EQUIPMENT, Net........................   6,009,334     2,632,049

INTANGIBLE ASSETS
  Technology license agreement.....................   3,048,674     3,048,674
  Purchased technology.............................   2,412,886
  Less:  Accumulated amortization..................  (1,613,973)   (1,291,104)
NET INTANGIBLE ASSETS..............................   3,847,587     1,757,570

RESTRICTED CASH....................................     744,824
OTHER ASSETS.......................................     406,787
TOTAL ASSETS                                        $15,277,201   $ 9,317,527

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable................................  $   876,746   $ 1,221,432
  Accrued salaries and employee benefits..........      306,579       449,735
  Other accrued liabilities.......................      931,341       203,369
  Current portion of capital lease obligations....      598,420        21,760
  Deferred revenue................................                  1,000,000
TOTAL CURRENT LIABILITIES.........................    2,713,086     2,896,296

CONVERTIBLE NOTES PAYABLE.........................    8,020,000     3,800,000
TECHNOLOGY LICENSE PAYABLE........................    2,178,014     3,271,343
CAPITAL LEASE OBLIGATIONS (less current portion)..    1,126,252        35,337

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS' EQUITY  (DEFICIT)
  Common Stock, par value $0.10 per share; authorized
    50,000,000 shares, shares issued and outstanding:
    30,137,826 in 1995 and 15,134,463 in 1994.....    3,013,782     1,513,446
  Preferred Stock, par value $1.00 per share;
    authorized 10,000,00 shares, no shares issued
    or outstanding................................
  Warrants........................................
  Paid in capital.................................   33,685,800    15,356,043
  Accumulated deficit.............................  (35,459,733)  (17,554,938)
                                                      1,239,849      (685,449)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                                  $15,277,201   $ 9,317,527

See notes to financial statements.


                       ELECTROSOURCE, INC.

                    STATEMENTS OF OPERATIONS

                                         For the years ended December 31
                                         1995           1994        1993
REVENUES
  Battery sales......................  $  1,195,597  $   377,666  $
  Project revenue....................       989,433    2,901,690   2,967,097
  License fees.......................     1,000,000      800,000
  Revenue from joint venture partner.                    410,414     339,761
  Royalty revenue....................                     50,000      50,000
  Interest income....................        93,354       74,400      15,712
                                          3,278,384    4,614,170   3,372,570

COSTS and EXPENSES
  Manufacturing......................     9,365,660    2,210,748
  Selling, general and administrative     6,329,776    4,485,650   1,586,829
  Research  and development..........     3,454,578    1,932,685   1,530,132
  Technology license and royalties...       110,000    3,929,350     110,000
  Depreciation and amortization......     1,167,461      446,602     272,885
  Interest expense...................       635,704       72,000      70,000
                                         21,063,179   13,077,035   3,569,846
LOSS BEFORE INCOME TAXES.............   (17,784,795)  (8,462,865)   (197,276)

INCOME TAXES (FOREIGN)...............       120,000       80,000

NET LOSS.............................  $(17,904,795) $(8,542,865)  $(197,276)

LOSS PER SHARE.......................        $(0.85)      $(0.61)     $(0.03)

AVERAGE SHARES OUTSTANDING...........    21,009,422   14,106,358   6,806,901

See notes to financial statements.


                       ELECTROSOURCE, INC.

          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

      For the years ended December 31, 1995, 1994, and 1993

                                                                                                      Total
                                                                                                   Shareholders'
                                              Common    Preferred     Paid In      Accumulated         Equity
                                               Stock       Stock      Capital       (Deficit)        (Deficit)



Balance at January 1, 1993...............  $  614,680  $ 1,280,000  $  9,341,218  $ (8,814,797)  $  2,421,101
Preferred stock conversion(6,400,000 shs)     640,000   (1,280,000)      640,000
Warrants exercised(452,000 shares).......      45,200                    846,800                      892,000
Stock options exercised(174,000 shares)        17,400                    189,156                      206,556
Net loss for year ended December 31, 1993                                             (197,276)      (197,276)
Balance at December 31, 1993.............   1,317,280                 11,017,174    (9,012,073)     3,322,381

Stock options exercised(128,166 shares)..      12,816                    131,189                      144,005
Warrants exercised(148,000 shares).......      14,800                    318,200                      333,000
Shares issued in Regulation S offering
  (1,200,000 shares).....................     120,000                  2,551,556                    2,671,556
Shares issued in Regulation D offering
  (485,500 shares).......................      48,550                  1,337,924                    1,386,474
Net loss for year ended December 31, 1994                                           (8,542,865)    (8,542,865)
Balance at December 31, 1994.............   1,513,446                 15,356,043   (17,554,938)      (685,449)

Shares issued in Regulation S offering
  (2,051,282  shares)....................     205,128                  2,794,872                    3,000,000
Shares issued in Regulation S offering
  (500,000 shares).......................      50,000                    950,000                    1,000,000
Shares issued for Technology License
  (666,664 shares).......................      66,666                  1,026,664                    1,093,330
Stock options exercised(119,500 shares)..      11,950                    131,595                      143,545
Conversion of Convertible Notes Payable
  (6,171,227 shares).....................     617,123                  7,266,104                    7,883,227
Shares issued for consulting services
  (1,360,000 shares).....................     136,000                  1,332,800                    1,468,800
Shares issued in Regulation D offering
  (806,333 shares).......................      80,633                    806,333                      886,966
Shares issued in Regulation S offering
  (1,170,357 shares).....................     117,036                  1,242,964                    1,360,000
Shares issued for equipment and purchased
  technology(2,158,000 shares)...........     215,800                  2,778,425                    2,994,225
Net loss for year ended December 31, 1995                                          (17,904,795)   (17,904,795)
Balance at December 31, 1995.............  $3,013,782                $33,685,800  $(35,459,733)   $ 1,239,849

See notes to financial statements.


                       ELECTROSOURCE, INC.
                    STATEMENTS OF CASH FLOWS
                                          For the years ended December 31
                                          1995          1994          1993
OPERATING ACTIVITIES
  Net loss..........................  $(17,904,795)  $(8,542,865)  $ (197,276)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Common Stock issued for
    Technology License..............                   3,271,343
  Common Stock issued for
    consulting services.............     1,468,800
  Depreciation......................       844,592       257,782       84,065
  Amortization of intangible
    assets..........................       322,869       188,820      188,820
  Amortization of deferred
    financing costs.................       104,891
  Amortization of prepaid
    royalties.......................                                   75,000
  Interest expense converted
    to note payable.................       190,000
  Decrease in deferred revenue......    (1,000,000)
  Loss on sale of equipment.........                                   32,826
Changes in operating assets
and liabilities:
  (Increase)/decrease in trade
    receivables.....................       942,562       (39,929)  (1,432,451)
  Increase in inventories...........      (173,099)     (231,656)
  (Increase)/decrease in prepaid
    expenses and other assets.......      (220,482)       12,429      (20,568)
  Increase in accounts payable,
    accrued salaries and employee
    benefits and accrued liabilities       240,130      1,280,005     413,983
NET CASH USED IN OPERATING
ACTIVITIES .........................   (15,184,532)    (3,804,071)   (855,601)

INVESTING ACTIVITIES
  Purchases of property
    and equipment, net.............     (3,640,537)    (2,603,218)   (122,569)
CASH USED IN INVESTING
ACTIVITIES.........................     (3,640,537)    (2,603,218)   (122,569)

FINANCING ACTIVITIES
  Proceeds from convertible
    notes payable..................     12,780,000      3,800,000     550,000
  Payment of notes payable
    and capital lease obligations..       (330,490)      (735,179)     (4,015)
  Proceeds from issuance
    of common stock................      6,390,511      4,535,035   1,098,556
  Proceeds from sale and
    leaseback transactions.........      1,998,064
  Debt issuance and lease
    financing costs................     (1,378,450)
  Increase in restricted cash......       (744,824)
CASH PROVIDED BY FINANCING
ACTIVITIES.........................     18,714,811      7,599,856   1,644,541

INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS...............       (110,258)     1,192,567     666,371

Cash and cash equivalents at
  beginning of period..............      2,193,290      1,000,723     334,352

CASH AND CASH EQUIVALENTS AT
END OF PERIOD......................    $ 2,083,032    $ 2,193,290 $ 1,000,723

See notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS

                       ELECTROSOURCE, INC.

                        December 31, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Electrosource, Inc. (the "Company") was incorporated as a Delaware corporation on June 3, 1987. The Company designs and manufactures advanced lead-acid batteries for use in four major markets: motive power, portable power, power management, and starting applications. The majority of revenue recognized through December 31, 1995, has been generated from domestic customers.

During 1993, the Company and BDM Technologies, Inc. ("BDM"), under a strategic alliance, formed Horizon Battery Technologies, Inc. ("HBTI") in order to establish and operate a limited capability facility for manufacturing and producing advanced technology batteries. Each partner maintained a 50% interest. During 1994, the Company finalized a Technology License Agreement with BDM and obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. In addition, the Company purchased BDM's interest in HBTI for 100,000 shares of Common Stock (See also Note G).

Development Stage Company: Prior to 1995, the Company had been a "development stage company" for financial reporting purposes. In 1995, the Company increased activity at its San Marcos, Texas manufacturing facility and has earned significant revenue from its intended operations. Accordingly, the Company no longer reports as a "development stage company".

Cash   and  Cash  Equivalents:   The  Company's  cash  and   cash
equivalents consist of cash and short-term investments with a maturity of three months or less when purchased.

Inventories: Inventories are stated at the lower of cost (first-in-first-out method) or market value.

Property and Equipment: Property and equipment are recorded at cost. The Company has also capitalized equipment in accordance with the terms of related leases. Depreciation of property and equipment (including amounts recorded under capitalized leases) is computed using the straight-line method over the estimated useful lives of the assets or the respective lease term, ranging from 3 to 10 years.

Technology License Agreement and Purchased Technology: The Company has been assigned all license rights relating to coextruded wire by the original licensee (See Note D). The cost of this license is being amortized over the legal life of the patent on the technology (17 years). On November 1, 1995, the Company obtained intellectual property rights (purchased technology) developed under a Research and Development Agreement (See Notes D and J). The cost of this purchased technology is being amortized over three years. On an ongoing basis, management reviews the valuation and amortization of its intangibles, taking into consideration any events or circumstances which might have diminished their value.

Stock   Compensation:  The  Company  accounts   for   its   stock
compensation  arrangements  under  the  provisions  of  APB   25,
"Accounting for Stock Issued to Employees," and intends to continue to do so.

Earnings (Loss) Per Share: Earnings (loss) per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, options and warrants were not included in the earnings (loss) per share calculation.

Business Segments: The Company is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. Accordingly, the Company considers itself to be operating in one business segment.

Income Taxes: The Company reports income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities be determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:  Certain reclassifications have  been  made  to
the   1994   financial  statements  to  conform  with  the   1995
presentation.


NOTE B - INVENTORIES

                                        1995        1994

      Raw materials                   $289,725    $217,675
      Work in progress                  80,729      13,981
      Finished goods                    34,301
                                      $404,755    $231,656

NOTE C - PROPERTY AND EQUIPMENT

                                          1995           1994

     Office equipment                 $  739,677      $  390,546
     Production equipment              4,157,700       1,379,206
     Lab equipment                     1,182,472         423,799
     Leasehold improvements            1,468,384       1,132,805
                                       7,548,233       3,326,356
     Less - accumulated depreciation
       and amortization               (1,538,899)       (694,307)
     Total Property and Equipment     $6,009,334      $2,632,049

Production equipment of $2,067,895 has been capitalized in accordance with the terms of related leases at December 31, 1995.
Accumulated depreciation for such equipment was $305,525 at December 31, 1995.


NOTE D - INTANGIBLE ASSETS

Technology License Agreement

The   Company  had,  at  its  inception,  obtained  an  exclusive sublicense  for  the  development,  manufacture,  and  commercial
exploitation   of   coextruded   wire   for   lead-acid   battery
applications.  In May 1990, the licensee, with the consent of the
licensor,   assigned  the  rights  under  the  original   License
Agreement to the Company.  This assignment provides  the  Company
with  unrestricted  applications   of  the   licensed  technology
and  effectively  terminates  the Sublicense  Agreement  between the licensee and the Company. Previous to this assignment, the Company's use of the technology was limited specifically to products and components associated with lead-acid, storage batteries. The Company is responsible for the maintenance and administration of the licensed patent and has an obligation to pay the original licensee a royalty of four percent on all technology sales unrelated to lead-acid, storage batteries for the term of the License Agreement. A minimum annual royalty of $10,000 is due for a five year period beginning on the date of the assignment.  Such  royalty  payments were to have begun in May 1991,
but the licensee  agreed  to  defer  each payment  for  two  years.   The
deferred minimum royalty payments accrue interest at the rate  of
8.5 percent per year, from the original due date until paid.  The
Company  is  obligated to pay the licensor a royalty of  one-half
percent   of  net  sales  of  coextruded  wire  and  wire-related
products, with a minimum annual royalty of $100,000.

Purchased Technology

On November 1, 1995, the Company completed a research and development agreement with the Electric Power Research Institute ("EPRI") (See Note J). In accordance with the terms of a
November 1995 amendment to the agreement, the Company issued 2,158,000 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. The shares were valued at $2,994,225; recorded as $581,339 to equipment and $2,412,886 to purchased technology. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties at the rate of one-half of one percent on sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.


NOTE E - RESTRICTED CASH

In connection with lease transactions completed during 1995, the Company was required to secure the obligations by establishing standby letters-of-credit in the amount of $744,824. These letters-of-credit are collateralized by certificates of deposit of an equal amount.


NOTE F - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                      1995            1994

        Convertible Notes - 5%     $3,990,000      $3,800,000
        Convertible Notes - 10%       250,000
        Convertible Notes - 8%      3,780,000
                                   $8,020,000      $3,800,000

In October 1994, the Company entered into a Convertible Promissory Note with Mitsui Engineering and Shipbuilding Co., Ltd. ("MES") for $3,800,000 maturing in October, 2004. The Note carries an interest rate of five percent per annum on the unpaid principal and interest is due and payable semi-annually in the form of additional notes payable. A note payable in the amount of $190,000 was issued in October, 1995 for interest for the year then ended. In December 1995, the Company received notification from MES of its intent to terminate its Distribution Agreement and to settle all outstanding financial matters with the Company. In March 1996, the Company completed a Termination Agreement with MES which had no material adverse effects on the Company (See Note O).

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted and mature on April 5, 1997. Interest is payable quarterly. In addition, warrants to purchase 54,237 shares of Common Stock were issued with an exercise price of $3.6875 per share exercisable until April 5, 2000. As of December 31, 1995, April 1995 Debentures with a total principal amount of $5,750,000 were converted into 3,795,447 shares of Common Stock. Delisting of the Company's Common Stock in the Over-the-Counter Market would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay the debentures immediately (See Note N).

In July 1995, the Company issued $3,000,000 of 10% Convertible Debentures (the "July 1995 Debentures") resulting in net proceeds to the Company of $2,700,000. The July 1995 Debentures were convertible into Common Stock at a price equal to 80% of the closing price of the Common Stock on the business day immediately preceding such time as the debentures were converted, not to exceed 120% of the closing bid price on July 27, 1995 of $1.53. In addition, warrants to purchase 1,000,000 shares of Common Stock at a price of $3.00 per share, and an additional 1,000,000 shares at a price of $4.00 per share, exercisable until January 27, 1998, were issued to an agent of the holders of the July 1995 Debentures. In addition, warrants to purchase 250,000 shares of Common Stock at a price of $1.53 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000, were issued to another agent for this transaction. As of December 31, 1995, July 1995 Debentures with a principal amount of $3,000,000 were converted into 2,375,780 shares of Common Stock.

During November 1995, the Company issued $3,780,000 of 8% Convertible Debentures (the "November 1995 Debentures") resulting in net proceeds to the Company of $3,477,600. The November 1995 Debentures are convertible into Common Stock at a price equal to 75% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted. The November 1995 Debentures may be converted beginning in January 1996. In addition, warrants to purchase 56,700 shares of Common Stock at a price of $1.56 per share, exercisable until November 10, 1997, were issued to an agent of the holders of the November 1995 Debentures.

Cash interest paid by the Company was approximately $342,000, $72,000 and $70,000 in 1995, 1994 and 1993, respectively.


NOTE G - TECHNOLOGY LICENSE PAYABLE

Through its funding to HBTI for development of a low rate initial production line for the Horizon battery, BDM owned the rights to certain technologies for the manufacture of such batteries. During 1994, the Company finalized a Technology License Agreement with BDM. Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to pay BDM: $80,000 cash; issue 1,700,000 shares of Common Stock in thirty-six equal installments; issue 200,000 additional shares of Common Stock if the Company decides to maintain the license beyond the original three year term; grant 1,000,000 options to purchase Common Stock exercisable at $4.00 per share; and buy BDM's interest in HBTI for 100,000 shares of Common Stock. The Company recorded an expense of $3,819,350 in 1994 for this transaction based on the fair market value of the various components of the transaction. This was treated as an expense as the technological feasibility of the manufacturing technology licensed had not been completely proven and the Company at that time had no alternative future uses for this technology. During 1995, the Company issued 666,664 shares of Common Stock to BDM under the terms of this agreement.


NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases various plant and office facilities, and production, office and warehouse equipment under operating and capital leases expiring between 1997 and 2000. Future minimum annual rentals under lease arrangements at December 31, 1995 are as follows:

                              Capital Leases
Fiscal Year           Total     Sale/Leasebacks    Other     Operating Leases

      1996         $  772,054    $  751,342       $20,712     $   812,738

      1997            764,637       751,342        13,295         628,829

      1998            348,800       344,285         4,515         630,789

      1999             90,576        90,576                       117,175

      2000             67,932        67,932                        40,934
                    2,043,999     2,005,477        38,522      $2,230,465
Less imputed
  interest           (319,327)     (314,675)       (4,652)
Present value of
  capital lease
obligations        $1,724,672    $1,690,802       $33,870

During 1995, the Company completed two agreements to sell and lease back $1,998,064 of capital equipment. The leases are collateralized by letters-of-credit in the amount of $663,220. The agreements also provide the lessor with an option to extend the lease term to four years, at reduced monthly rental rates, at the end of the first year. In addition, the amount of the letters-of-credit can be reduced if the Company achieves six consecutive quarters of profitability or completes an offering of securities with net proceeds of $20 million or more. In connection with this transaction, the lessor was granted warrants to purchase 75,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable until April 17, 2000. Other leased equipment is collateralized by a letter-of-credit in the amount of $81,604.

Rental  expense for operating leases for the years ended December
31,  1995,  1994  and 1993 was $857,982, $496,645  and  $105,746,
respectively.

In September 1995, the Company engaged Liviakis Financial Communications, Inc. ("Liviakis") to provide consulting services for a two year period. As consideration for these services, the Company issued 1,360,000 unregistered, restricted shares of Common Stock, which have been valued at $1,468,800 and charged as an expense in 1995, and agreed to issue an additional 120,000 unregistered, restricted shares of Common Stock in six installments over a two year period which are being expensed as earned over the respective period.

Trade receivables are composed of balances due from a limited customer base as the Company only recently emerged from the development stage. Although the Company has a concentration of credit risk, the Company has not experienced significant collection losses from these respective customers.

The Company is involved in certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.


NOTE I - SHAREHOLDERS' EQUITY

The Company has a 1987 Stock Option Plan, a 1988 Non-Employee Director Stock Option Plan, a 1993 Non-Employee Consultant Stock Option Plan and a 1994 Stock Option Plan. All plans provide for the grant/award of options at the discretion of the
Compensation/Stock Option Committee to purchase shares of the Company's Common Stock at a price not less than 100% of the market price of such stock on the date the option is granted. These options become exercisable in three stages beginning six months after the date of grant and expire up to ten years from the date of grant. Total option activity for the three years ended December 31, 1995 was as follows:

                                            Number
                                           of Shares   Price Per Share ($)

   Options outstanding January 1, 1993       850,000       1.06 - 1.87
      Granted                                475,000       2.31 - 4.62
      Exercised                             (173,999)      1.06 - 2.31
      Surrendered                            (40,000)             1.06
   Options outstanding December 31, 1993   1,111,001       1.06 - 4.62
      Granted                              1,090,000       2.87 - 3.75
      Exercised                             (128,166)      1.06 - 1.87
      Surrendered                            (80,000)             4.00
   Options outstanding December 31, 1994   1,992,835       1.06 - 4.62
      Granted                                755,000       1.37 - 3.37
      Exercised                             (119,500)      1.06 - 2.31
      Surrendered                           (248,000)      1.87 - 3.50

   Options outstanding December 31, 1995   2,380,335       1.06 - 4.62

   Options exercisable December 31, 1995   1,476,000

   Available for grant, December 31, 1995  1,338,000

On January 29 and February 26, 1993, the Company entered into several ten percent notes payable with several individuals with warrants to purchase 440,000 shares of Common Stock for a purchase price of $2.25 per share with an exercise period ending on August 1, 1994. 252,000 and 148,000 of these warrants were exercised during 1993 and 1994, respectively. The remainder of the warrants expired in 1994.

In September and October 1994, the Company sold 485,500 shares of Common Stock under a Regulation D offering. Warrants attached to this offering allow the purchase of an equal number of shares. In accordance with the terms of a 1995 private placement of shares to these warrant holders, one-half of the warrants may be exercised at a price of $2.50 per share and one-half may be exercised at a price of $3.50 per share reduced from $4.50 and $5.50 per share, respectively. In addition, the expiration date of the warrants was extended to September 1997.

The  Company  issued  numerous warrants in 1995  associated  with
various   debt  and  equity  financings.   The  following   table
represents a summary of warrant activity for the three years ended December 31, 1995:
                                             Warrants  Price Per Warrant ($)

  Warrants outstanding January 1, 1993        200,000              1.62
    Granted                                   440,000              2.25
    Exercised                                (452,000)      1.62 - 2.25
  Warrants outstanding December 31, 1993      188,000              2.25
    Granted                                   485,500       2.50 - 3.50
    Exercised                                (148,000)             2.25
    Expired                                   (40,000)             2.25
  Warrants outstanding December 31, 1994      485,500       2.50 - 3.50
    Granted                                 2,458,437       1.53 - 4.00
  Warrants outstanding December 31, 1995    2,943,937       1.53 - 4.00

At December 31, 1995, shares of the Company's Common Stock were reserved as follows for issuance under:

    Stock option plans                        3,718,335
    MES Note Payable conversion                 740,000
    BDM transaction                           2,333,336
    April and November 1995 Debentures        2,348,196
    Exercise of warrants                      2,943,937
    Liviakis consulting agreement               120,000
                                             12,203,804

NOTE J - PROJECT AND BATTERY REVENUE

The Company generated project revenue of approximately $2,056,000 and $3,000,000 in 1994 and 1993, respectively, under an Agreement with EPRI for continuing efforts to develop and commercialize the Company's proprietary advanced lead-acid battery. On November 1, 1995, the Company completed its Research and Development Agreement with EPRI (See Note D).

In August 1994, Chrysler awarded the Company a $1,600,000 contract to custom fit the Horizon battery to prototypes of the automaker's NS-series electric mini van. The Company recorded approximately $778,000 and $846,000 in project revenue under this agreement in 1995 and 1994, respectively. Additionally, during 1995 approximately 50 percent of the Company's battery sales were generated from Chrysler.


NOTE K - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 1995, and 1994, are as follows:

                                                      1995          1994
 Deferred Tax Assets:
   Net operating loss and other tax carry forwards  $9,064,000  $2,636,000
   Book depreciation in excess of tax depreciation     263,000     133,000
   Accruals and other                                1,163,000   1,360,000
 Total deferred tax assets                          10,490,000   4,129,000
 Less valuation allowance                          (10,490,000) (4,129,000)
   Deferred tax assets, net                        $       -0-  $      -0-

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                               1995       1994       1993
  Income tax (benefit) at statutory
    U.S. federal income tax rate              (34.0)%    (34.0)%    (34.0)%
  Increase (reduction) in rate resulting from:
    Increase in valuation allowance            35.6%      34.0%      34.0%
    Other                                      (0.9)%      0.9%       0.0
    Actual income tax rate                      0.7%       0.9%       0.0%

Results of operations for the years ended December 31, 1995 and 1994, increased both deferred tax assets and the corresponding valuation allowance by approximately $6.4 million and $2.8 million, respectively. At December 31, 1995 the Company had net operating loss carry forwards of approximately $26 million which will expire from 2002 through 2010, research and development credits of approximately $35,000 and foreign tax credits of approximately $200,000 which expire beginning in 2009 and 1999, respectively. An ownership change in 1992 caused utilization of the Company's then existing net operating losses to be limited. Approximately $1.5 million of these losses remain limited to utilization of $188,000 per year.


NOTE  L - RELATED PARTY TRANSACTIONS

Certain   directors  of  the  Company  are  also  directors   and
shareholders  of the licensor of coextruded wire technology  (See
Note D).

During 1995, the Company entered into agreements with a director of the Company for the development and manufacture of certain machinery and materials as well as general consulting. The Company has paid $17,000 under such agreements in 1995 and has committed to pay approximately $9,000 per month through July 1997.


NOTE   M - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution plan covering all full-time eligible employees. The Company matches twenty-five percent of a participant's voluntary contributions up to a maximum of one percent of a participant's compensation. The Company's contribution expense was approximately $20,000, $22,000 and $16,000 in 1995, 1994 and 1993, respectively.


NOTE  N - ABILITY TO CONTINUE AS A GOING CONCERN

During  1995,  the  Company  devoted  substantial  resources   to
purchasing machinery and implementing production processes to significantly increase the capacity of its manufacturing facility and demonstrated that it could successfully manufacture the Horizon battery in commercial quantities, which was a requirement
of  obtaining  large orders from potential customers.   With  the
successful   completion  of  major  development  and   production
milestones in 1995, management will focus efforts in 1996 on capitalizing on market opportunities as customers move from test phases to integration of Horizon technology into their commercial
products.    While   management   has   implemented   plans    to
significantly reduce operating costs, the Company's cash  sources in 1996 are largely dependent on the successful commercialization of the Horizon battery. Management expects the level of battery sales to increase in late 1996 as the Company receives commercial orders under a Chrysler production purchase order and other customers currently testing the battery. Management does not expect sales from these orders to generate  sufficient  funds  to
support    its    overall    working    capital    and    capital
expenditure  needs;  therefore, it is expected  that   additional
debt  and/or  equity  financing will  be  necessary.   On March 1,
1996,  the   Company sold 1,000,000 shares  of Common Stock which
resulted in net proceeds to the Company of $898,200. Management is devoting substantial effort to pursue additional funding sources. Management is also focusing efforts on developing long-term strategic relations with customers and organizations that can aid penetrations of target markets and can assist financially.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement and management believes that the continuing impact of its cost control measures and increases in sales will reduce the level of operating losses which should result in maintaining compliance with this requirement into the foreseeable future. However, if the minimum required balance is not maintained, NASDAQ may choose to delist the stock of the
Company from trading which would restrict the liquidity of the Common Stock. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures, of which $250,000 are outstanding at December 31, 1995, which could trigger a requirement to repay the respective debentures immediately (See Note F).

Although management is devoting substantial efforts to successfully commercialize its Horizon technology and to secure additional funding sources, there is no assurance that such efforts will be successful. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE O - SUBSEQUENT EVENTS

In March 1996, the Company completed a Termination Agreement with MES. In accordance with the terms of such agreement, MES will convert $1,000,000 of its Convertible Notes Payable to satisfy its obligations to pay $1,000,000 of license fees to the Company. Additionally, MES notified the Company of its intent to convert the remainder of its Convertible Notes Payable (approximately $3 million), at $3.80 per share, into shares of Common Stock upon the effectiveness of a registration statement to register such shares.

In   January   and  February  1996,  November  1995   Convertible
Debentures with a principal balance of $3,780,000 and related interest were converted into 4,008,707 shares of Common Stock.

On  March  1, 1996, the Company sold 1,000,000 shares  of  Common
Stock which resulted in net proceeds to the Company of $898,200.



                                                       SCHEDULE II

              The Valuation and Qualifying Accounts


                                                Additions

                       Balance at  Charged to  Charged  Write-Off of    Balance
                       Beginning   Costs and   to Other Uncollectible  at End of
    Description        of Period    Expense    Accounts    Accounts      Period

Year ended
   December 31, 1995
Reserves and allowances
   deducted from asset
   accounts:

   Allowance for
     doubtful accounts  $7,500    $278,653      - 0 -    $(249,930)   $36,223


Year ended
   December 31, 1994
Reserves and allowances
   deducted from asset
   accounts:

   Allowance for
     doubtful accounts   - 0 -      $7,500      - 0 -        - 0 -     $7,500


Year ended
   December 31, 1993
Reserves and allowances
   deducted from asset
   accounts:

   Allowance for
     doubtful accounts   - 0 -       - 0 -      - 0 -        - 0 -      - 0 -



                    Washington, D.C.  20549


                          EXHIBITS TO
                           FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended               Commission file
              December 31, 1995                  Number 0-16323


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

              Registrant's telephone number, including
                    area code:  (512) 445-6606

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share


                        INDEX TO EXHIBITS

3.1    Restated Certificate of Incorporation of Electrosource, Inc. (filed as
       Exhibit 3.1 to Electrosource, Inc., Registration Statement on Form 10 filed October 19, 1987, as amended by Form 8 Amendments filed
       January 8, 1988 and January 13, 1988 (hereinafter referred to as
       "Form 10") and incorporated herein by reference).

3.2 Certificate of Designation, Preferences, Rights and Limitations of 1992 Series A Preferred Stock and Series A-1 Preferred Stock of Electrosource, Inc. as filed of record with the Delaware Secretary of State on January 15, 1992 (filed as Exhibit 4.1 to Electrosource, Inc. Form 8-K Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed December 24, 1991 and incorporated herein by reference).

3.3 Amendment to Restated Certificate of Incorporation of Electrosource, Inc., increase in authorized shares to 50,000,000 shares (filed as Exhibit 3.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

3.4 Amendment to Restated Certificate of Incorporation of Electrosource, Inc., elimination of Certificate of Designation for Series A and Series A-1 Preferred Stock (filed as Exhibit 3.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

3.5 Bylaws of Electrosource, Inc. (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference).

3.6 Amendment to Bylaws of Electrosource, Inc., pursuant to a Certificate of Secretary dated May 25, 1990 (filed as Exhibit 3.3 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

3.7 Amendment to Bylaws of Electrosource, Inc. dated November 3, 1993 (filed as Exhibit 3.5 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

3.8 Amendment to Bylaws of Electrosource, Inc. dated June 23, 1994, (filed as Exhibit 3.6 to Electrosource, Inc., Annual Report filed on Form 10-K for the period ended December 31, 1994).


10.1 Sublicense Agreement dated as of October 5, 1987 between Electrosource, Inc., and Tracor, Inc. (filed as Exhibit 10.4 to Form 10 and incorporated herein by reference).

10.2 Patent and Technology Exclusive License Agreement dated August 14, 1984, between Tracor, Inc., and Blanyer-Mathews Associates, Inc. ("BMA") (filed as Exhibit 10.9 to Form S-1 Registration Statement, file number 33-30486, filed August 14, 1989, hereinafter referred to as "Form S-1," and incorporated herein by reference).

10.3 Amendment to Patent and Technology Exclusive License Agreement dated May 29, 1987, between Tracor, Inc., and BMA (filed as Exhibit 10.10 to Form S-1 and incorporated herein by reference).

10.4 Warrant to purchase up to 50,000 shares of Electrosource, Inc., Common Stock, issued to BMA on April 12, 1988 (filed as Exhibit
          10.11 to Form S-1 and incorporated herein by reference).

10.5 Bonus Royalty Agreement dated May 26, 1989, among Electrosource, Inc., Tracor, Inc., and BMA (filed as Exhibit 19 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference).

10.6 Amendment to Bonus Royalty Agreement entered into as of November 30, 1989, by and among BMA, Tracor, Inc., and Electrosource, Inc. (filed as Exhibit 10.17 to Post Effective Amendment No. 1 to Form S-1 Registration Statement, file number 33-34581, filed December 11, 1989 (hereinafter referred to as "Post-Effective Amendment No. 1 to Form S-1 filed December 11, 1989 (hereinafter referred to as "Post-Effective Amendment") and incorporated herein by reference).

10.7 Assignment of Patent License dated as of May 14, 1990, by and between Electrosource, Inc., and Tracor, Inc. (joined by BMA for limited purposes described therein) (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 31, 1990, hereinafter referred to as the "1990 Form 10-K," and hereby incorporated by reference).

10.8 Letter Agreement dated as of January 15, 1991 between Electrosource, Inc., and BMA (filed as Exhibit 10.21 to the Company's 1990 Form 10-K, and incorporated herein by reference).

10.9 License Modification Agreement dated January 16, 1992, between Blanyer Mathews & Associates, Inc., Electrosource, Inc., and Battery Horizons, Ltd. (filed as Exhibit 10.23 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.10 First Amendment to Assignment of Patent License dated April 2, 1992, between Electrosource, Inc. and Tracor, Inc. (filed as Exhibit 10.58 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).

10.11 Lease Agreement dated December 9, 1987, between Electrosource, Inc., and Crow-Gottesman-Hill, a Limited Partnership (filed as Exhibit 10.15 to Form S-1 and incorporated herein by reference).

10.12 Lease Agreement between AEtna Life Insurance Company and Electrosource, Inc., dated February 22, 1992 (filed as Exhibit 10.25 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.13 First Amendment to Lease Agreement between AEtna Life Insurance Company and Electrosource, Inc., dated February 24, 1993 (filed as
          Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.14 Second Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated March 1, 1996.

10.15 Securities Purchase Agreement dated December 12, 1991, between the registrant and Battery Horizons, Ltd. ("BHL"), (filed as Exhibit 2.1 to the December 24, 1991 Form 8-K, and incorporated herein by reference).

10.16 Amendment to Securities Purchase Agreement dated as of January 7, 1992, between the registrant and BHL
          (filed as Exhibit 2.2 to the December 24, 1991 Form  8-
          K and incorporated herein by reference).

10.17 Second Amendment to Securities Purchase Agreement dated January 16, 1992, between registrant and BHL
          (filed as Exhibit 2.3 to the December 24, 1991 Form  8-
          K and incorporated herein by reference).

10.18 EPRI Agreement RP2415-15 dated July 20, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.19 EPRI Agreement RP2415-15, Amendment No. 1 dated November 12, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.20 EPRI Agreement RP2415-15, Amendment No. 2 dated January 27, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.21     Amendment  No.  3  to  Agreement   between   Electrosource,
          Inc. and Electric Power Research  Institute, Inc. dated
          March 22, 1993 (filed as Exhibit  10.53  to Electrosource,
          Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

10.22     Amendment  No.  4  to  Agreement   between   Electrosource,
          Inc. and Electric Power Research Institute, Inc. dated December 6, 1993 (filed as Exhibit 10.53 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-73582] filed December 24, 1993, and incorporated by reference).

10.23 Business Alliance and License Agreement dated September 17, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.61 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).*

0.24      Amendment to Business Alliance  and  License
          Agreement dated November 1, 1995, between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.25     Shareholders  Agreement  dated  April  25,   1993,
          between Electrosource, Inc. and BDM Technologies, Inc. (filed as Exhibit 10.60 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).*

10.26 Stock Purchase Agreement dated as January 31, 1995, between BDM Technologies, Inc., and Electrosource, Inc., (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.27 Operating Lease Agreement between Horizon Battery Technologies, Inc., BDM Technologies, Inc., and Electrosource, Inc., dated June 20, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

10.28 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc., dated August 17, 1993, (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.29 Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated July 7, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

10.30 A Convertible Promissory Note in favor of Mitsui Engineering and Shipbuilding Co., Ltd. was dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

10.31     The   Note   Purchase  Agreement  between   Mitsui
          Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

10.32     Notice of Intent to Terminate Distributorship
          Agreement  between Mitsui Engineering and  Shipbuilding
          Co. Ltd. and Electrosource, Inc., dated December 5, 1995 (filed as an Exhibit to the Company's December 22, 1995, Form 8-K and incorporated herein by reference).

10.33     A Convertible Promissory Replacement Note between
          Mitsui   Enginering  and  Shipbuilding  Co.  Ltd.   and
          Electrosource, Inc., dated March 6, 1996.

10.34     A   Convertible  Promissory  Note  between  Mitsui
          Engineering    and   Shipbuilding    Co.    Ltd.    and
          Electrosource, Inc., dated October 26, 1995.

10.35     A   Convertible  Promissory  Note  between  Mitsui
          Engineering    and   Shipbuilding    Co.    Ltd.    and
          Electrosource, Inc., dated March 6, 1996.

10.36     Termination   Agreement   between   Electrosource,
          Inc., and Mitsui Engineering & Shipbuilding Co., Ltd., dated March 6, 1996.

10.37     1992  Electrosource, Inc.,  Loan/Warrant  Program,
          Note (filed as Exhibit 10.53 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.38 1992 Electrosource, Inc., Loan/Warrant Program, Warrant (filed as Exhibit 10.54 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.39 1992 Electrosource, Inc., Loan/Warrant Program, Security Agreement with Addendum and First Amendment (filed as Exhibit 10.55 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.40     1993  Electrosource, Inc.,  Loan/Warrant  Program,
          Note (with schedule) (filed as Exhibit 10.56 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.41 1993 Electrosource, Inc., Loan/Warrant Program, Warrant (with schedule) (filed as Exhibit 10.57 to
          Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.42 Offshore Securities Subscription Agreement between Williams DeBroe, a British institutional buyer, and Electrosource, Inc., dated June 13, 1994 (filed as an Exhibit to the Company's July 21, 1994, Form 8-K and incorporated herein by reference).

10.43 Representative Subscription Agreement entered into by each participant with Electrosource, dated on the date of execution (filed as an Exhibit to the Company's October 18, 1994, Form 8-K and incorporated herein by reference).

10.44 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated January 25, 1995 (filed as an Exhibit to the Company's January 26, 1995, Form 8-K and incorporated herein by reference).

0.45      Offshore  Securities Subscription  Agreement
          between  Rosehouse Ltd., a Bermuda-based  institutional
          buyer,  and  Electrosource, Inc., dated March  9,  1995
          (filed  as an Exhibit to the Company's March 10,  1995,
          Form 8-K and incorporated herein by reference).

10.46     Offshore  Securities Subscription  Agreement
          between Rosehouse Ltd., a Bermuda-based institutional buyer with Form of Convertible Debenture, and Electrosource, Inc., dated April 4, 1995 (filed as Exhibits to the Company's April 12, 1995, Form 8-K and incorporated hereby by reference).

10.47 Warrant to purchase up to 54,237 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to the Company's April 12, 1995, Form 8-K and incorporated herein by reference).

10.48 Letter Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated July 25, 1995 (filed as Exhibit 4.7 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.49     Letter  Agreement between  ACM  Advisors  of
          Zurich, Switzerland, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.8 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

10.50     Offshore  Securities Subscription  Agreement
          between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.10 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.51     Form  of 10% Convertible Debentures  entered
          into by each participant with Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.9 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.52 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report of Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.53 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.54 Warrant to purchase up to 250,000 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

10.55 Representative Subscription Agreement entered into by each participant with Electrosource, Inc., dated on the date of execution (filed as Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference.).

10.56     Letter Agreement between Shoreline  Pacific,
          an institutional buyer, and Electrosource, Inc., dated October 3, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

10.57     Offshore  Securities Subscription  Agreement
          between participants and Electrosource, Inc., dated October 10, 1995 (filed as Exhibit 4.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

10.58     Letter Agreement between Shoreline  Pacific,
          an institutional buyer, and Electrosource, Inc., dated October 25, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

10.59     Offshore  Securities Subscription  Agreement
          between participants and Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

10.60 Form of 8% Convertible Debentures entered into by each participant with Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

10.61 Subcontract Number 21614-TTS-7 between AECT, Inc., and Electrosource, Inc., dated March 21, 1994, (filed as Exhibit 10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.62     Purchase Agreement between Quantum Energy  Systems
          and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.63     Equipment Lease Agreement dated April 6, 1995
          between Ally Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

10.64 Warrant to purchase up to 50,000 shares of Electrosource, Inc., Common Stock, issued to Ally Capital Management Inc. on April 17, 1995 (filed as
          Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

10.65 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource,
          Inc.

10.66 Warrant to purchase up to 90,000 shares of Electrosource, Inc., Common Stock, issued to Oppenheimer & Co., Inc. (Investment Bankers) dated April 28, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter
          ended  June  30,  1995,  and  incorporated  herein   by
          reference).
10.67     National  Association of Securities  Dealers
          Automated Quotation System Oral Hearing Notification (filed as an Exhibit to the Company's December 22, 1995, Form 8-K and incorporated herein by reference).

10.68     Development  Agreement  and  Agreement   for
          Purchase    of    Machinery   and   Supplies    between
          Electrosource,   Inc.,   and   Charles    L.    Mathews
          ("Contractor") dated November 1, 1995.

10.69 Purchase Order Between Chrysler Corporation and Electrosource, Inc., dated January 9, 1996.

10.70     Agreement  for  Aircraft  Starting  Battery
          Distribution between Electrosource, Inc.,  and  Horizon
          Aviation, Inc. dated February 13, 1996.

10.71     Joint   Development   Agreement    between
          Electrosource, Inc., and Black & Decker (U.S.) Inc., dated March 8, 1996.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

10.72     Form of Director Indemnification Agreement (filed as Exhibit
          10.8 to Electrosource, Inc., Annual Report on Form 10-K
          for   the   period  ended  December   31,   1987,   and
          incorporated herein by reference).

10.73 Director Indemnification Agreement dated January 16, 1992, between Electrosource, Inc., and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.74     Director  Indemnification Agreement dated  January
          16, 1992, between Electrosource, Inc., and Benny E. Jay (filed as Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.75     Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and Donald Thomas (filed as Exhibit 10.28 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.76     Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and Robert Trembath (filed as Exhibit 10.29 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.77     Director Indemnification Agreement dated  February
          12, 1992, between Electrosource, Inc., and John Malone (filed as Exhibit 10.30 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.78     Director Indemnification Agreement dated  November
          4, 1992, between Electrosource, Inc., and Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.79     Director  Indemnification  Agreement  dated  April
          17, 1993, between Electrosource, Inc., and John H. Akin (filed as Exhibit 10.55 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

10.80 Director Indemnification Agreement dated June 1, 1993, between Electrosource, Inc., and Frank Butler (filed as Exhibit 10.56 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

10.81 Director Indemnification Agreement dated September 1, 1993, between Electrosource, Inc., and Dr. Norman Hackerman (filed as
          Exhibit 10.57 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

10.82     Director   Indemnification   Agreement   dated   S
          eptember 1, 1993, between Electrosource, Inc., and Todd Templeton (filed as Exhibit 10-58 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

10.83 Director Indemnification Agreement dated June 23, 1994, between Electrosource, Inc., and Michael G. Semmens, (filed as Exhibit 10.72 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.84     Director Indemnification Agreement dated  November
          2, 1994, between Electrosource, Inc., and Richard S. Williamson, (filed as Exhibit 10.73 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.85     Director Indemnification Agreement dated June
          22, 1995, between Electrosource, Inc., and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.86     Director Indemnification Agreement dated June
          22, 1995, between Electrosource, Inc., and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.87     1987  Stock  Option  Plan of  Electrosource,  Inc.
          (filed  as  Annex  A,  pages  44  to  48  of  Company's
          Information Statement filed October 16, 1987, and incorporated herein by reference).

10.88     Amendment  No.  1  to 1987 Stock  Option  Plan  of
          Electrosource, Inc., dated February 19, 1992 (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49049] filed June 30, 1992, and incorporated herein by reference).

10.89 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.90     1988   Non-Employee  Director   Option   Plan   of
          Electrosource, Inc. (filed as Exhibit 4.2 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-22223] filed June 7, 1988, and incorporated herein by reference).

10.91 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed July 12, 1990, and incorporated herein by reference).

10.92 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed June 30, 1992, and incorporated herein by reference).

10.93 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.40 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.94     Amendment No. 4 to 1988 Non-Employee Director
          Stock   Option   Plan  (filed  as   Exhibit   10.3   to
          Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.95     1993 Non-Employee Consultant Stock Option Plan for
          Electrosource,   Inc.  (filed   as   Exhibit   4.2   to
          Registration   Statement  on  Form  S-8   [Registration
          Statement No. 33-65386]).

10.96     1994 Stock Option Plan of Electrosource, Inc.
          (filed   as   Exhibit  10.4  to  Electrosource,   Inc.,
          Quarterly  Report  on Form 10-Q for the  quarter  ended
          June 30, 1995, and incorporated herein by reference).

10.97     Consulting Agreement dated June 26, 1989,  between
          Electrosource,  Inc.,  and  R.  J.  Blanyer  (filed  as
          Exhibit   10.18   to   Post-Effective   Amendment   and
          incorporated herein by reference).

10.98     Consulting Agreement dated July 1,  1989,  between
          Electrosource,  Inc.,  and Charles  Mathews  (filed  as
          Exhibit   10.19   to   Post-Effective   Amendment   and
          incorporated herein by reference).

10.99     Consulting  Agreement  dated  November   1,   1995
          between Electrosource, Inc., and Charles L. Mathews.

10.100 Consulting Agreement effective December 30, 1991 between Electrosource, Inc., and Mark A. Huse (filed as Exhibit 10.22 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

10.101 Consulting Agreement dated September 1, 1992, between Electrosource, Inc., and Norman Hackerman (filed as Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.102    Consulting  Agreement  dated  August   1,   1993,
          between Electrosource, Inc., and Norman Hackerman, (filed as Exhibit 10.71 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.103    Agreement  dated  December  19,   1995,   between
          Electrosource, Inc., and Robert M. Trembath.

10.104    Consulting  Agreement  dated  January  1,   1993,
          between Electrosource, Inc., and Robert Holden (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.105    Consulting  Agreement  dated  January  1,   1993,
          between Electrosource, Inc., and Wilburn B. Laubach (filed as Exhibit 10.48 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.106 Consulting Agreement dated February 5, 1992, between Electrosource, Inc., and John D. Malone (filed as Exhibit 10.49 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.107    Consulting  Agreement  dated   March   1,   1992,
          between Electrosource, Inc., and C. R. Kline, Jr. (filed as Exhibit 10.47 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.108    Consulting  Agreement  dated  August  11,   1992,
          between Electrosource, Inc., and Ralph E. White (filed as Exhibit 10.52 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

10.109 Letter Agreement dated August 12, 1993, between Electrosource, Inc. and John Akin (filed as Exhibit
          10.50 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference).

10.110 Consulting Agreement dated July 6, 1994, between Electrosource, Inc., and John M. Lushetsky, (filed as
          Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.111 Consulting Agreement dated September 1, 1995, between Electrosource, Inc., and Liviakis Financial
          Communications, Inc. (filed as Exhibit 10.3 to Form 10-
          Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.112 Offer of Employment dated October 11, 1994, between Electrosource, Inc., and Michael L. Weinstein, (filed as Exhibit 10.74 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

10.113    Separation,  Release  and  Indemnity  Agreement   dated
          September  23, 1995, between Electrosource,  Inc.,  and
          Michael L. Weinstein.

10.114 Offer of Employment dated May 26, 1994, between Electrosource, Inc., and Michael G. Semmens (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

10.115    Consulting  Agreement  dated  August   1,   1995,
          between Donald C. Perriello and Electrosource, Inc.

10.116 Consulting Agreement dated December 1, 1995, between William Griffin and Electrosource, Inc.

10.117    Consulting Agreement dated March 4, 1995, between
          Beacon   Advisors,  Inc.  (Langhorne  Reid,  III)   and
          Electrosource, Inc.

10.118    Consulting  Agreement  dated  January  1,   1996,
          between Jack J. Guy and Electrosource, Inc.

10.119 Consulting Agreement dated Novemer 15, 1994, between Richard C. Baker dba Talbot Management Services and Electrosource, Inc.


24.1      Consent of Ernst & Young LLP.

27        Financial Data Schedule

*    Confidential  treatment of certain information contained  in this Agreement has been requested pursuant to Rule 406,  and
     the   Agreement  has  therefore  been  omitted   and   filed
     separately with the Commission.


(b)  Reports on Form 8-K.

     Reports  on Form 8-K filed during the quarter ended December 31, 1995 were:

          October 10, 1995, Restated Financial Statements of December 31,
              1994, to include recent developments.
          December 22, 1995, Notice of Intent to Terminate Distributorship
              Agreement between Mitsui Engineering and Shipbuilding Co. Ltd. and Electrosource, Inc., dated December 5, 1995.
          December 22, 1995, National Association of Securities Dealers
              Automatic Quotation System Oral Hearing Notification.