Form 10-Q
period 1996-03-31
ELECTROSOURCE INC
filed 1996-05-15
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,576,578 shares as of May 13, 1996.

                  INDEX TO FINANCIAL STATEMENTS
                         March 31, 1996


Electrosource, Inc.                              Commission file number 0-16323



Condensed Balance Sheets at March 31, 1996  (Unaudited)
  and December 31, 1995.............................................   Page   3
Condensed Statements of Operations for the three months
  ended March 31, 1996 and 1995 (Unaudited).........................   Page   4
Condensed Statements of Cash Flows for the three months ended
  March 31, 1996 and 1995 (Unaudited)...............................   Page   5
Notes to Condensed Financial Statements.............................   Page   6
Managements' Discussion and Analysis................................   Page   9
Exhibits to Form 10Q................................................   Page  14
Index to Exhibits ..................................................   Page  15

                 Part I - Financial Information

Item I.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                             March 31, 1996  December 31, 1995
                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $    848,503    $  2,083,032
  Trade receivables                                247,991       1,535,749
  Inventories                                      298,288         404,755
  Prepaid expenses and other assets                340,474         245,133
     TOTAL CURRENT ASSETS                        1,735,256       4,268,669

PLANT AND EQUIPMENT (net of accumulated
  depreciation of $1,797,009 in 1996 and
  $1,538,899 in 1995)                            5,672,024       6,009,334

INTANGIBLE ASSETS (net of accumulated
  amortization of $1,862,253 in 1996 and
  $1,613,973 in 1995)                            3,599,307       3,847,587

RESTRICTED CASH                                    744,824         744,824
OTHER ASSETS                                       109,212         406,787
TOTAL ASSETS                                   $11,860,623     $15,277,201


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                            $   533,286     $   876,746
   Accrued salaries and employee benefits          254,289         306,579
   Other accrued liabilities                       772,562         931,341
   Current portion of capital lease obligations    606,876         598,420
     TOTAL CURRENT LIABILITIES                   2,167,013       2,713,086

CONVERTIBLE NOTES PAYABLE                        3,313,150       8,020,000
TECHNOLOGY LICENSE PAYABLE                       2,023,126       2,178,014
CAPITAL LEASE OBLIGATIONS (less current portion) 1,020,107       1,126,252

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock par value $0.10 per share;
    authorized 50,000,000 shares; shares
    issued and outstanding:  35,282,134 in 1996
    and 30,137,826 in 1995                       3,528,213       3,013,782
  Warrants                                               0               0
  Paid in capital                               37,797,017      33,685,800
  Accumulated deficit                          (37,988,003)    (35,459,733)
                                                 3,337,227       1,239,849
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                             $11,860,623     $15,277,201

See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)

                                              Three Months Ended March 31,
                                                  1996          1995
    Revenues
      Battery sales                            $  327,968    $   153,423
      Project revenue                              60,152        778,593
      License fees                                      0      1,000,000
      Interest income                              13,382         26,779
                                                  401,502      1,958,795
    Costs and expenses
      Manufacturing                               861,912      1,924,671
      Selling, general and administrative         759,647      1,241,825
      Research and development                    469,787      1,089,802
      Technology license and royalties             25,000         74,705
      Depreciation and amortization               514,996        133,272
      Interest expense                            126,535         47,274
      Loss on disposal of equipment               171,895              0
                                                2,929,772      4,511,549
    Loss before income taxes                   (2,528,270)    (2,552,754)

      Income taxes (foreign)                            0        100,000

      Net loss                                $(2,528,270)   $(2,652,754)

      Net loss per common share                  $  (0.08)      $  (0.16)

      Average common shares outstanding        33,530,756     16,855,203

See notes to condensed financial statements.


                       Electrosource, inc.
         Condensed Statements of Cash Flows (Unaudited)

                                                  Three Months Ended March 31,
                                                       1996           1995
OPERATING ACTIVITIES
  Net loss                                        $(2,528,270)    $(2,652,754)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common Stock issued for consulting
        services                                       16,200               0
      Technology license fee                                0          19,000
      Depreciation                                    266,716         133,272
      Amortization of intangible assets               260,367          47,205
      Interest expense converted to note
        payable or paid in Common Stock                58,304               0
      Loss on disposal of equipment                   171,895               0
      Non-cash compensation and other accruals         93,605               0
      Decrease in deferred revenue                          0      (1,000,000)
        Changes in operating assets and liabilities:
          Decrease in trade receivables               287,758         268,600
          (Increase) decrease in inventories          106,467        (211,263)
          Increase in prepaid expenses and
            and other assets                          (95,341)       (215,971)
          Increase (decrease) in accounts payable,
            accrued salaries and employee benefits
            and accrued liabilities                  (571,478)        375,928
              NET CASH USED IN OPERATING
                ACTIVITIES                         (1,933,777)     (3,235,983)

INVESTING ACTIVITES
  Purchases of property and equipment, net           (101,301)     (1,896,586)
              CASH USED IN INVESTING ACTIVITIES      (101,301)     (1,896,586)

FINANCING ACTIVITIES
  Payments on capital lease obligations               (97,693)        (22,982)
  Proceeds from issuance of common stock, net         898,242       4,000,000
              CASH PROVIDED BY
                FINANCING ACTIVITIES                  800,549       3,977,018

              DECREASE IN CASH AND
                CASH EQUIVALENTS                   (1,234,529)     (1,155,551)

  Cash and cash equivalents at beginning of period  2,083,032       2,193,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  848,503      $1,037,739


See notes to condensed financial statements.



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE B - INVENTORIES

                                      March 31,   December 31,
                                         1996         1995

       Raw materials                  $193,120      $289,725
       Work In Progress                 46,867        80,729
       Finished Goods                   58,301        34,301
                                      $298,288      $404,755


NOTE C - PROPERTY AND EQUIPMENT

                                      March 31,   December 31,
                                        1996          1995

       Office Equipment              $  751,475   $  739,677
       Production Equipment           4,050,753    4,157,700
       Lab Equipment                  1,186,788    1,182,472
       Leasehold Improvements         1,480,015    1,468,384
                                      7,469,031    7,548,233
       Less:  Accumulated depreciation
              and amortization       (1,797,007)  (1,538,899)
       Total Property and Equipment  $5,672,024   $6,009,334

NOTE D - LICENSE FEES

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan ($1,000,000 in 1994 and the remaining $1,000,000 in 1995) and $3,000,000 if MES elected to exercise its option for a manufacturing license. In January 1996, MES terminated the Distribution Agreement. In March 1996, the Company and MES executed a Termination Agreement. In accordance with the terms of the Agreement, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (see Note E). Additionally, MES notified the Company of its intent to convert the remainder of its Convertible Notes Payable (approximately $3 million), at $3.80 per share, into shares of Common Stock contingent upon the effectiveness of a registration statement to register the sale of such shares.


NOTE E - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:


                                         March 31,    December 31,
                                            1996          1995

          Convertible Notes - 5%        $3,063,150     $3,990,000
          Convertible Notes - 10%          250,000        250,000
          Convertible Notes - 8%              -         3,780,000
                                        $3,313,150     $8,020,000

In October 1994, the Company entered into a 5% Convertible Promissory Note with MES for $3,800,000 maturing in October 2004 with interest due and payable semi-annually in the form of additional notes payable. A note payable in the amount of $190,000 was issued in October 1995 for interest for the year then ended with the same terms and conditions as the original note. In March 1996, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (See Note D). A Replacement Note for $2,800,000 was issued at this time with the same terms and conditions as the original note. Concurrently, a note payable in the amount of $73,150 was issued for accrued interest on all notes (principal and interest) through the period ended March 6, 1996. MES may convert the Notes (principal and interest) into shares of Common Stock at a conversion price of $3.80 per share and has notified the Company of its intent to do so contingent upon the effectiveness of a registration statement to register the sale of such shares. The Company may prepay the Notes anytime after November 1999, provided that the Common Stock has reached a specified level and that MES does not desire to convert the Notes to Common Stock.

In April 1995, the Company issued $6,000,000 of 10% Convertible
Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted and mature on April 5, 1997. Interest is payable quarterly. In addition, warrants to purchase 54,237 shares of Common Stock were issued at a price of $3.6875 per share exercisable until April 5, 2000. As of March 31, 1996, April
Debentures with a total principal amount of $5,750,000 were converted into 3,795,447 shares of Common Stock. Delisting of the Company's Common Stock in the Over-the-Counter Market would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay such debentures immediately (See Note G).

In November 1995, the Company issued $3,780,000 of 8% Convertible Debentures (the "November 1995 Debentures") resulting in net proceeds to the Company of $3,477,600. The November 1995 Debentures and related accrued interest were convertible into Common Stock at a price equal to 75% of the average closing price of the Common Stock for the five business days immediately preceding the respective conversion date. In addition, warrants to purchase 56,700 shares of Common Stock at a price of $1.56 per share, exercisable until November 10, 1997, were issued to an agent of the holders of the November 1995 Debentures. As of March 31, 1996, all of the November 1995 Debentures with a principal amount of $3,780,000 and accrued interest of $47,216 had been converted into 4,029,864 shares of Common Stock.


NOTE F - COMMON STOCK

On March 1, 1996, the Company sold 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of $898,242. In addition, in connection with the conversion of $3,827,216 of principal and accrued interest associated with the November 1995 Debentures, the Company issued 4,029,864 shares of Common Stock (See Note E).


NOTE G - LIQUIDITY

Battery sales and project revenue in the first quarter of 1996 fell short of the Company's costs associated with providing production capabilities in commercial quantities, and for marketing requirements and research and development expenditures to further develop and refine the Horizon battery. As a result, the Company has continued to raise significant additional capital. After the sale of 1,200,000 shares of Common Stock in May 1996, the Company has approximately $1,000,000 of unrestricted cash available as of May 13, 1996. Management is continuing its efforts to control costs and believes that it has sufficient cash to continue operations at current levels through mid-June of 1996 based on funds received from the recent equity financing combined with expected cash flow from battery sales and project revenue. Therefore, it will be necessary to raise additional financing before the end of June 1996. The Company has historically been able to raise funds on a repeated basis to sustain operations. Management is currently attempting to raise additional funds; however, there can be no assurance that such funding can be obtained on favorable terms to the Company, if at all. Equity financing is presently limited by the number of unreserved shares available for issuance. As of May 13, 1996, the Company had approximately 3,700,000 shares of Common Stock which were unreserved and 10,000,000 shares of unissued preferred stock.

The Board of Directors is soliciting shareholder approval at the annual stockholders meeting on June 26, 1996 of a proposed amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which will effect a one-for-ten reverse stock split (the "Reverse Split") of the Company's outstanding shares of Common Stock. The Board of Directors believes that a reverse split is essential to the Company's continued growth and development. The Reverse Split is expected to enhance the marketability and acceptance of the Company's Common Stock in financial markets. It is designed to facilitate different forms of financings, including the ability to attract potential strategic partners. It should facilitate possible inclusion on the National Market Systems (NMS) of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). In addition, the Reverse Split will result in an increase in the number of unissued shares of Common Stock available for issuance in the future for business combinations, strategic alliances, equity offerings and other business opportunities. The proposed increase in unissued shares will make it possible for the Company to obtain additional capital resources to pursue the commercialization of the Company's technology. The potential increase in price may also encourage new interest and additional trading in the Common Stock, and may open new and preferable avenues of finance to the Company, which could reduce any future dilution from financing activities. Without the reverse split, the Company's options for any needed finance will be extremely limited. Not all companies have maintained their market capitalization after a reverse stock split. Management cannot provide assurance of the effect on the market price of the Common Stock as a result of the Reverse Split or any of the other potentially favorable consequences.

The Company's Common Stock is traded on the Over-the-Counter
Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained in the second quarter of 1996 at the current level of activity without additional equity finance, conversion of existing debt or other transactions that increase shareholder equity. Management is currently engaged in discussions for such transactions; however, there is no assurance that they will be completed. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay the Debentures immediately. April 1995
Debentures with a principal balance of $250,000 were outstanding at March 31, 1996.


NOTE H - SUBSEQUENT EVENT

On May 2, 1996, the Company sold 1,200,000 shares of Common Stock which resulted in net proceeds to the Company of $1,140,000.

Results of Operations:

Revenues. For the three months ended March 31, 1996, the Company had battery sales of approximately $328,000 compared to $153,000 for the three months ended March 31, 1995. Approximately 78% of 1996 battery sales were to Chrysler Corporation to fill orders placed in accordance with the terms of the production purchase order received in December 1995. The Company expects battery sales under this purchase order and from others currently testing the battery to increase in mid-1997. The timing of receipt of orders from Chrysler Corporation under this order is uncertain and cannot be assured due to market uncertainties.

The Company had project revenue of approximately $60,000 for the three months ended March 31, 1996, as compared to $779,000 for the three months ended March 31, 1995. The project revenue in 1996 was primarily generated from Chrysler Corporation for various environmental and other tests performed on the Horizon battery. The project revenue in 1995 was all generated from an agreement with Chrysler for the retrofit of the Horizon Battery for the NS mini-van program. This agreement concluded in the first quarter of 1995 and resulted in the receipt of a production purchase order from Chrysler in December 1995 which could result in up to $80 million in battery sales cumulatively over the next few years; however, Chrysler has the right to withhold or cancel orders. Battery sales to date under this order have been less than originally expected and cannot be assured due to market uncertainties. Management is working with Chrysler Corporation to finalize additional project agreements for further research and testing of the Horizon battery and expects revenue from such agreements to increase in late 1996. The Company is also currently working with several potential customers to finalize project agreements to provide prototype batteries for a variety of electric vehicle and non-electric vehicle applications and management expects project revenue from such agreements to increase in late 1996 and early 1997.

During 1994, the Company and Mitsui Engineering and Shipbuilding Co., Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan ($1,000,000 in 1994 and $1,000,000 in 1995). In January 1996, MES terminated the Distribution Agreement. In March 1996, the Company and MES executed a Termination Agreement. In accordance with the terms of the Agreement, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company and notified the Company of its intent to convert the remainder of its Convertible Notes Payable (approximately $3 million), at $3.80 per share, into shares of Common Stock contingent upon the effectiveness of a registration statement to register the sale of such shares.

Costs and Expenses. Total costs and expenses significantly decreased in the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, as a result of management's implementation of cost control measures to conserve cash and to reduce expenses to a level more commensurate with sales. However, certain non-cash costs and charges increased in 1996. Depreciation and amortization costs were higher in 1996 as the Company recognized a full quarter of such costs based on a larger equipment base associated with the automation of the San Marcos facility in 1995 and a larger intangible base associated with purchased technology obtained in the fourth quarter of 1995. In addition, approximately $172,000 of equipment which is no longer in use was disposed of in the first quarter of 1996.

Generally, total costs were higher in 1995 as compared to 1996 as the Company began to purchase machinery and implement production processes to manufacture the Horizon Battery in commercial quantities and increased the sales, marketing and administrative staffs accordingly. During 1995, significant technological achievements were made and improvements realized in the production process which have enabled the Company to produce its product at high levels in an automated environment. These achievements have enabled the Company to reduce its expenditure levels and slow down the production output of the San Marcos facility to react to a softer than expected market for electric vehicle batteries. Staffing was reduced in January 1996 throughout the Company while still increasing the capacity of the San Marcos plant through upgrades and further refinements of the production processes. Manufacturing costs have remained high as a percentage of battery sales due to the fact that the Company is maintaining the minimum production level necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities in accordance with the terms of the Chrysler production purchase order; however, battery sales have been less than expected. Management expects manufacturing costs to decrease as a percentage of battery sales when volume production begins, which is uncertain based on current market conditions. Management is continuing its efforts to control costs and reduce monthly cash expenditures.

Liquidity and Capital Resources: As of May 13, 1996, the Company had sold 2,200,000 shares of Common Stock which resulted in net proceeds to the Company of $2,038,242 during 1996. These funds have been used to fund the costs associated with maintaining production capabilities and marketing requirements and research and development expenditures to further develop and refine the Horizon battery. Management is maintaining the minimum production level necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities in accordance with the terms of the Chrysler production purchase order.

As of March 31, 1996, several working capital items had changed significantly since December 31, 1995. Accounts receivable have decreased approximately $1,288,000 primarily due to the application by Mitsui of $1,000,000 of its Convertible Notes Payable to satisfy its obligation to pay $1,000,000 of outstanding license fees to the Company. In addition, in February 1996, the Company received $200,000 of outstanding accounts receivable from the Electric Power Research Institute ("EPRI") in accordance with the terms of an amendment to a research and development agreement completed in November 1995. Accounts payable have decreased by approximately $365,000 due to the payment in the first quarter of 1996 of outstanding accounts payable associated with increased expenditures incurred in 1995 to increase production capacity of the San Marcos plant.

As of May 13, 1996, the Company has approximately $1,000,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes that it has sufficient cash to continue operations through mid-June of 1996 at current levels based on funds received from the May equity financing combined with expected cash flow from battery sales and project revenue. Therefore, it will be necessary to raise additional financing in the near term. Equity financing is limited by the number of unreserved shares available for issuance. As of May 13, 1996, the Company had approximately 3,700,000 shares of Common Stock which were unreserved and 10,000,000 shares of unissued preferred stock.

The Board of Directors is soliciting shareholder approval at the annual stockholders meeting on June 26, 1996 of a proposed amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which will effect a one-for-ten reverse stock split (the "Reverse Split") of the Company's outstanding shares of Common Stock. The Board of Directors believes that a reverse split is essential to the Company's continued growth and development. The Reverse Split is expected to enhance the marketability and acceptance of the Company's Common Stock in financial markets. It could facilitate different forms of financings, including the ability to attract potential strategic partners. It should facilitate possible inclusion on the National Market Systems (NMS) of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). In addition, the Reverse Split will result in an increase in the number of unissued shares of Common Stock available for issuance in the future for business combinations, strategic alliances, equity offerings and other business opportunities. The proposed increase in unissued shares will make it possible for the Company to obtain additional capital resources to pursue the commercialization of the Company's technology. The potential increase in price may also encourage new interest and additional trading in the Common Stock, and may open new and preferable avenues of finance to the Company, which could reduce any future dilution from financing activities. Without the reverse split, the Company's options for any needed finance will be extremely limited. Not all companies have maintained their market capitalization after a reverse stock split. Management cannot provide assurance of the effect on the market price of the Common Stock as a result of the Reverse Split or any of the other potentially favorable consequences.

The Company's Common Stock is traded on the Over-the-Counter
Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained in the second quarter of 1996 at the current level of activity without additional equity finance, conversion of existing debt or other transactions that increase shareholder equity. Management is currently engaged in discussions for such transactions; however, there is no assurance that they will be completed. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common
Stock. Ordinarily, before delisting, NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay the Debentures immediately. April 1995
Debentures with a principal balance of $250,000 were outstanding at March 31, 1996.


                   Part II - Other Information

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults on Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1 Offshore Securities Subscription Agreement dated February 22, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc.

4.2 Offshore Securities Subscription Agreement dated May 2, 1996 between Arbinter-Omnivalor, S.A. and Electrosource, Inc.

4.3 Warrants to purchase up to 22,789 shares of Electrosource, Inc., Common Stock, issued to three principals of Pacific Shoreline date October 20, 1995 and issued as of May 9, 1996.

4.4 Warrants to purchae up to 56,700 shares of Electrosource, Inc., Common Stock, issued to three principals of Pacific Shoreline dated December 5, 1995 and issued as of May 9, 1996.

10.1 Memorandum of Understanding between Electrosource, Inc., and Lockheed Martin Corporation dated March 15, 1996.

10.2 Employment Agreement dated March 25, 1996, between William F. Griffin and Electrosource, Inc.

27.      Financial Data Schedule

(b)      Reports on Form 8-K.

         Reports on Form 8-K filed during the quarter ended March 31, 1996 were:

         January 12, 1996, Condensed Unaudited Financial Statements as of November 30, 1995, which separately disclose equity transactions completed by the Company in October and November 1995.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     May 13, 1996                  ELECTROSOURCE, INC.

                                               /s/
                                        Mary Beth Koenig
                                        Chief Accounting Officer
                                        Treasurer/Controller

                                              /s/
                                        Michael G. Semmens
                                        Chairman, President
                                        and Chief Executive Officer

                                   Form 10-Q

                        Securities and Exchange Commission

                             Washington, D.C.  20549




                                    EXHIBITS TO
                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


           For the quarter ended              Commission file
           March 31, 1996                     Number 0-16323


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

                Registrant's telephone number, including
                        area code:  (512) 445-6606

        Securities registered pursuant to Section 12(b) of the Act:

                                None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.10 per share


                        INDEX TO EXHIBITS


4.1 Offshore Securities Subscription Agreement dated February 22, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc.

4.2 Offshore Securities Subscription Agreement dated May 2, 1996, between Arbinter Omnivalor, S.A. and Electrosource, Inc.

4.3 Warrants to purchase up to 22,789 shares of Electrosource, Inc., Common Stock, issued to three principals of Pacific Shoreline dated October 20, 1995 and issued as of May 9, 1995.

4.4 Warrants to purchase up to 56,700 shares of Electrosource, Inc., Common Stock, issued to three principals of Pacific Shoreline dated December 5, 1995 and issued as of May 9, 1995.

10.1 Memorandum of Understanding between Electrosource, Inc., and Lockheed Martin Corporation dated March 15, 1996.

10.2 Employment Agreement dated March 25, 1996, between William F. Griffin and Electrosource, Inc.

27.    Financial Data Schedule.

(b)    Reports on Form 8-K.

       Reports on Form 8-K filed during the quarter ended March 31, 1996 were:

       January 12, 1996, Condensed Unaudited Financial Statements as of November 30, 1995, which separately disclose equity transactions completed by the Company in October and November 1995.