Form 10-Q
period 1996-06-30
ELECTROSOURCE INC
filed 1996-08-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,829,102 shares as of August 13,  1996.


                  INDEX TO FINANCIAL STATEMENTS
                          June 30, 1996


Electrosource, Inc.                         Commission file number 0-16323


Condensed Balance Sheets at June 30, 1996  (Unaudited)
    and December 31, 1995........................................   Page   3
Condensed Statements of Operations for the three and six months
    ended June 30, 1996 and 1995 (Unaudited).....................   Page   4
Condensed Statements of Cash Flows for the six months ended
   June 30, 1996 and 1995 (Unaudited)............................   Page   5
Notes to Condensed Financial Statements..........................   Page   6
Managements' Discussion and Analysis.............................   Page   9
Exhibits to Form 10Q.............................................   Page  14
Index to Exhibits................................................   Page  15

                 Part I - Financial Information

Item I.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                              June 30, 1996   December 31,
                                               (Unaudited)        1995
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $   628,486    $  2,083,032
   Trade receivables                                33,664       1,535,749
   Inventories                                     219,694         404,755
   Prepaid expenses and other assets               222,009         245,133
          TOTAL CURRENT ASSETS                   1,103,853       4,268,669

PLANT AND EQUIPMENT (net of accumulated
  depreciation of $2,063,552 in 1996 and
  $1,538,899 in 1995)                            5,530,732       6,009,334

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,110,533 in 1996 and
  $1,613,973 in 1995)                            3,351,027       3,847,587

RESTRICTED CASH                                    744,824         744,824
OTHER ASSETS                                        97,125         406,787
TOTAL ASSETS                                  $ 10,827,561    $ 15,277,201

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                           $    610,755    $    876,746
   Accrued salaries and employee benefits          391,957         306,579
   Other accrued liabilities                       674,699         931,341
   Current portion of capital lease obligations    625,314         598,420
   Current portion of convertible notes payable    250,000               0
          TOTAL CURRENT LIABILITIES              2,552,725       2,713,086

CONVERTIBLE NOTES PAYABLE                        3,063,150       8,020,000
TECHNOLOGY LICENSE PAYABLE                       1,868,238       2,178,014
CAPITAL LEASE OBLIGATIONS (less current portion)   854,920       1,126,252

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock par value $0.10 per share;
     authorized 50,000,000 shares; shares issued
     and outstanding:  37,317,416 in 1996 and
     30,137,826 in 1995                          3,731,741       3,013,782
   Warrants                                              0               0
   Paid in capital                              39,418,733      33,685,800
   Accumulated deficit                         (40,661,946)    (35,459,733)
                                                 2,488,528       1,239,849
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)                                      $10,827,561     $15,277,201

See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                    1996        1995          1996        1995

Revenues
  Battery sales             $    73,565  $   398,917  $   401,533   $   552,340
  Project revenue                   938      100,000       61,090       878,593
  License fees                        0            0            0     1,000,000
  Interest income                28,161       43,725       41,543        70,504
                                102,664      542,642      504,166     2,501,437

Costs and expenses
  Manufacturing                 802,642    2,865,418    1,664,554     4,790,089
  Selling, general and
    administrative              799,044    1,124,467    1,558,691     2,366,292
  Research and development      531,901    1,516,759    1,001,688     2,606,561
  Technology license
    and royalties                25,000       74,705       50,000       149,410
  Depreciation and amortization 526,911      135,111    1,041,907       268,383
  Interest expense               91,109      122,473      217,644       169,747
  Loss on disposal of equipment       0            0      171,895             0
                              2,776,607    5,838,933    5,706,379    10,350,482
Loss before income taxes     (2,673,943)  (5,296,291)  (5,202,213)  ( 7,849,045)

  Income taxes (foreign)              0       20,000            0       120,000

Net loss                    $(2,673,943) $(5,316,291) $(5,202,213) $( 7,969,045)

Net loss per common share   $      (.74) $     (2.92) $     (1.49) $      (4.55)

Average common shares
  outstanding                 3,635,403    1,819,760    3,494,239     1,753,018

See notes to condensed financial statements.


                       Electrosource, inc.
         Condensed Statements of Cash Flows (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1996           1995
OPERATING ACTIVITIES
  Net loss                                      $(5,202,213)  $(7,969,045)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Common Stock issued for consulting service     32,400             0
      Depreciation                                  533,259       265,024
      Amortization of intangible assets             520,734        97,769
      Interest expense converted to note
        payable or paid in Common Stock              58,304             0
      Loss on disposal of equipment                 171,895             0
      Non-cash compensation and other accruals      172,457             0
      Decrease in deferred revenue                        0    (1,000,000)
      Changes in operating assets and liabilities:
        Decrease in trade receivables               502,085       672,605
        (Increase) decrease in inventories          185,061      (250,186)
        (Increase) decrease in prepaid expenses
           and other assets                          23,124      (264,066)
        Increase (decrease) in accounts payable,
           accrued salaries and employee benefits
           and other accrued liabilities           (527,643)    1,148,265
               NET CASH USED IN OPERATING
                 ACTIVITIES                      (3,530,537)   (7,299,634)

INVESTING ACTIVITES
  Purchases of property and equipment              (226,552)   (3,279,867)
               CASH USED IN INVESTING ACTIVITIES   (226,552)   (3,279,867)

FINANCING ACTIVITIES
  Payments on capital lease obligations            (244,438)     (106,894)
  Proceeds from issuance of common stock, net     2,546,981     4,060,334
  Proceeds from convertible notes payable                 0     5,400,000
  Proceeds from capital leases                            0       991,702
  Increase in restricted cash                             0      (478,285)
               CASH PROVIDED BY FINANCING
                 ACTIVITIES                       2,302,543     9,866,857

               DECREASE IN CASH AND
                 CASH EQUIVALENTS                (1,454,546)     (712,644)

  Cash and cash equivalents at beginning
    of period                                     2,083,032     2,193,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  628,486    $1,480,646


See notes to condensed financial statements.



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and are not necessarily indicative of results for the entire year.

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE B - INVENTORIES

                                            June 30,   December 31,
                                              1996         1995

       Raw materials                       $117,434      $289,725
       Work In Progress                      44,215        80,729
       Finished Goods                        58,045        34,301

                                           $219,694      $404,755

NOTE C - PROPERTY AND EQUIPMENT

                                            June 30,    December 31,
                                              1996          1995

       Office Equipment                 $   754,350    $   739,677
       Production Equipment               4,173,130      4,157,700
       Lab Equipment                      1,186,788      1,182,472
       Leasehold Improvements             1,480,016      1,468,384
                                          7,594,284      7,548,233
       Less:  Accumulated depreciation
              and amortization           (2,063,552)    (1,538,899)
       Total Property and Equipment     $ 5,530,732    $ 6,009,334


NOTE D - LICENSE FEES

During 1994, the Company and Mitsui Engineering and Shipbuilding Co. Ltd. ("MES") signed a distribution agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan ($1,000,000 in 1994 and the remaining $1,000,000 in 1995) and $3,000,000 if MES elected to exercise its option for a manufacturing license. In January
1996, MES terminated the Distribution Agreement. In March 1996, the Company and MES executed a Termination Agreement. In accordance with the terms of the Agreement, MES applied
$1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (See Note E). In July 1996, MES converted the remainder of its Convertible Notes
Payable ($3,063,150) and accrued interest ($46,798), at $38.00 per share (as adjusted for the effects of the reverse stock split-See Note H), into 81,841 shares of Common Stock.


NOTE E - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                        June 30,    December 31,
                                          1996          1995

          Convertible Notes - 5%       $3,063,150    $3,990,000
          Convertible Notes - 10  %       250,000       250,000
          Convertible Notes - 8%             -        3,780,000
                                       $3,313,150    $8,020,000
          Less Current Maturities         250,000             0
                                       $3,063,150    $8,020,000

In October 1994, the Company entered into a 5% Convertible Promissory Note with MES for $3,800,000 maturing in October 2004 with interest due and payable semi-annually in the form of additional notes payable. A note payable in the amount of $190,000 was issued in October 1995 for interest for the year then ended with the same terms and conditions as the original note. In March 1996, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (See Note D). A Replacement Note for $2,800,000 was issued at that time with the same terms and conditions as the original note. Concurrently, a note payable in the amount of $73,150 was issued for accrued interest on all notes (principal and interest) through the period ended March 6, 1996. In July 1996, MES converted the Notes (principal and interest) into 81,841 shares of Common Stock at a conversion price of $38.00 per share (as adjusted for the effects of the reverse stock split-See Note H).

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted and mature on April 5, 1997. Interest is payable quarterly. In addition, warrants to purchase 54,237 shares of Common Stock were issued at a price of $3.6875 per share exercisable until April 5, 2000 (before adjustment for the effects of the reverse stock split-See Note H). As of March 31, 1996, April 1995 Debentures with a total principal amount of $5,750,000 were converted into 3,795,447 shares of Common Stock (before adjustment for the effects of the reverse stock split-See Note H).

In November 1995, the Company issued $3,780,000 of 8% Convertible Debentures (the "November 1995 Debentures") resulting in net proceeds to the Company of $3,477,600. The November 1995 Debentures and related accrued interest were convertible into Common Stock at a price equal to 75% of the average closing price of the Common Stock for the five business days immediately preceding the respective conversion date. In addition, warrants to purchase 56,700 shares of Common Stock at a price of $1.56 per share, exercisable until November 10, 1997, (before adjustment for the effects of the reverse stock split-See Note H) were issued to an agent of the holders of the November 1995 Debentures. During the quarter ended March 31, 1996, all of the November 1995 Debentures with a principal amount of $3,780,000 and accrued interest of $47,216 were converted into 4,029,864 shares of Common Stock (before adjustment for the effects of the reverse stock split-See Note H).


NOTE F - COMMON STOCK

During the quarter ended March 31, 1996, the Company sold 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of $898,231. During the quarter ended June 30, 1996, the Company sold 1,920,838 shares of Common Stock which resulted in net proceeds to the Company of $1,648,750. In addition, in connection with the conversion of $3,827,216 of principal and accrued interest associated with the November 1995 Debentures, the Company issued 4,029,864 shares of Common Stock (See Note E).


On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse stock split. The Company amended its Certificate of Incorporation on July 22, 1996, to effect a one-for-ten reverse stock split. Pursuant to this amendment, each ten shares of Common Stock outstanding immediately prior to the reverse stock split ("Old Shares") were reclassified as one share of new Common Stock ("New Shares").
The par value per share of the Common Stock has correspondingly increased from $0.10 per share to $1.00 per share as a result of the reverse stock split. No fractional New Shares were issued as a result of the reverse stock split. In lieu thereof, each shareholder whose Old Shares were not evenly divisible by ten received one additional New Share for the fractional New Share that such shareholder would otherwise be entitled to have received as a result of the reverse stock split. All references in the financial statements to average numbers of shares outstanding and related prices and per share amounts have been restated to retroactively reflect the reverse stock split.


NOTE G - LIQUIDITY

As of June 30, 1996, the Company has not generated sufficient cash flow from battery sales and project revenue to fund operations. As a result, the Company has continued to raise additional capital. During the six months ended June
30, 1996, the Company sold 2,920,838 shares of Common Stock which resulted in net proceeds to the Company of $2,546,981 (before adjustment for the effect of the reverse stock split - See Note
H). In July 1996, the Company received assistance in the form of a $3,000,000 payment from Chrysler Corporation for compensation for continued capacity maintenance, engineering, research and development (R&D) effort and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program. As of August 9, 1996, the Company has approximately $2,400,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes that it has sufficient cash to continue operations at current levels through the third quarter of 1996 based on its present cash balance and expected cash flow from battery sales and project revenue. However, it will be necessary to raise additional financing before the end of the fourth quarter of 1996 to sustain operations and fund anticipated growth. The Company has historically been able to raise funds on a repeated basis to sustain operations. Management is currently attempting to raise additional funds; however, there can be no assurance that such funding can be obtained on favorable terms to the Company, if at all. As a result of the reverse stock split, the Company has approximately 45,000,000 shares of Common Stock which are unreserved and 10,000,000 shares of unissued Preferred Stock as of August 13, 1996.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance
with this requirement.   If the minimum required balance is not
maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay the Debentures immediately. April 1995 Debentures with a principal balance of $250,000 were outstanding at June 30, 1996.


NOTE H - SUBSEQUENT EVENTS

On July 22, 1996, the Company amended its Certificate of Incorporation to effect a one-for-ten reverse stock split (See Note F). All references in the financial statements to average numbers of shares outstanding and related prices and per share amounts have been restated to retroactively reflect the reverse stock split.

During July 1996, the Company received assistance in the form of a $3,000,000 payment from Chrysler Corporation for compensation for continued capacity maintenance, engineering, research and development (R&D) effort and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program.
Results of Operations:

Revenues. The Company had battery sales of approximately $74,000 and $402,000 for the three and six months ended June 30, 1996, as compared to $399,000 and $552,000 for the three and six months ended June 30, 1995. The decrease in revenue during the three months ended June 30, 1996, is primarly due to the timing of the shipment of batteries and decreases in battery sales to Chrysler Corporation. Approximately 70% of 1996 battery sales were to Chrysler Corporation to fill orders placed in accordance with the production purchase order placed in December 1995. The Company does not expect battery sales under this purchase order or from others currently testing the battery to significantly increase until mid-1997 considering the level of prototype batteries currently being tested and/or in production and subsequent anticipated volume production. However, the timing of receipt of orders from Chrysler Corporation under this order is uncertain and cannot be assured due to market uncertainties caused by revised mandates established by the California Air Resources Board for zero emission vehicle production which has resulted in a delay in the production of electric vehicles.

The Company had project revenue of approximately $1,000 and $61,000 for the three and six months ended June 30, 1996, as compared to $100,000 and $879,000 for the three and six months ended June 30, 1995. The project revenue in 1996 was primarily generated from Chrysler Corporation for various environmental and other tests performed on the Horizon battery. Project revenue of $100,000 generated during the second quarter of 1995 was generated from a program to perform a Preliminary Design Review for a potential manufacturing facility in India. This review was concluded in 1995 and work under this program was terminated. The remaining project revenue generated during 1995 was from an agreement with Chrysler for the retrofit of the Horizon battery for the NS Minivan Program. This agreement concluded in the first quarter of 1995 and resulted in the receipt of a production purchase order from Chrysler in December 1995. This order, which called for up to $80 million in battery sales cumulatively over the next few years, is subject to Chrysler's right to withhold or cancel orders. Battery sales to date under this order have been less than originally expected and it now appears that the amount and timing of sales under this purchase order is uncertain. Management is working with Chrysler Corporation to finalize project agreements for further research and testing of the Horizon battery and expects revenue from such agreements to be generated beginning in the third quarter of 1996. The Company is also currently working with several potential domestic and international customers (Black & Decker, the U.S. Army Tank-Automotive and Armaments Command, Fiat and others) to finalize project agreements to design and provide prototype batteries for a variety of electric vehicle and non-electric vehicle applications. Management expects project revenue from such agreements to increase from current levels beginning in the third quarter of 1996.

License fees in 1995 represent final license payments from Mitsui
Engineering and Shipbuilding Co., Ltd. ("MES") in accordance with a distribution agreement which was terminated in 1996.

Costs and Expenses. Total costs and expenses significantly decreased during the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995, as a result of management's implementation of cost control measures to conserve cash and to reduce expenses to a level more commensurate with sales. Generally, total costs were higher in 1995 as compared to 1996 as the Company began to purchase machinery and implement production processes to manufacture the Horizon battery in commercial quantities and increased the sales, marketing and administrative staffs accordingly. Staffing was reduced in January 1996 throughout the Company while still increasing the capacity of the San Marcos plant through upgrades and further refinement of the production processes. Manufacturing costs have remained high as a percentage of battery sales due to the fact that the Company is maintaining the minimum production level necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities; however battery sales of current battery models have been less than expected. Management expects manufacturing costs to decrease as a percentage of battery sales when volume production begins, which is uncertain based on current market conditions. Management is continuing its efforts to control costs and reduce monthly cash expenditures.

Even though total costs and expenses decreased in 1995 compared to 1996, certain non-cash expenses significantly increased during the three and six month periods ending June 30, 1996 compared to the corresponding period in 1995. Depreciation costs were higher in 1996 as compared to 1995 due to the fact that a significant amount of equipment was purchased throughout 1995 associated with the automation of the San Marcos production facility (approximately $3,600,000), and in 1996 depreciation was recognized on the larger equipment base for the entire period. Amortization costs were higher in 1996 compared to 1995 due to purchased technology with a value of approximately $2,400,000 which was obtained in the fourth quarter of 1995 and began being amortized at that time. In addition, approximately $172,000 of equipment which was no longer in use was disposed of in the first quarter of 1996.

Liquidity and Capital Resources. As of August 9, 1996, the Company had sold 2,920,838 shares of Common Stock which resulted in net proceeds to the Company of $2,546,981 during 1996 (before adjustment for the effect of the reverse stock split). These funds have been used to fund the costs associated with maintaining production capabilities and marketing requirements and research and development expenditures to further develop and refine the Horizon battery. In July 1996, the Company received assistance in the form of a $3,000,000 payment from Chrysler Corporation for compensation for continued capacity maintenance, engineering, research and development effort (R&D) and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program.

As of June 30, 1996, several working capital items have changed significantly since December 31, 1995. Accounts receivable have decreased approximately $1,500,000 primarily due to the application by MES of $1,000,000 of its Convertible Notes Payable to satisfy its obligation to pay $1,000,000 of outstanding license fees to the Company. All other accounts receivable outstanding as of December 31, 1995 have been collected. In addition, almost all revenues generated during the first six months of 1996 have been collected as of June 30, 1996, resulting in the decrease in the balance at June 30, 1996. Total current liabilities have decreased by approximately $400,000 due to payments made in the first six months of 1996 of outstanding liabilities associated with increased expenditures incurred in 1995 to increase production capacity of the San Marcos plant.

As of August 9, 1996, the Company had approximately $2,400,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes it has sufficient cash to continue operations through the third quarter of 1996 at current levels based on expected cash flow from battery sales and project revenue. Therefore, it will be necessary to raise additional financing by the end of the fourth quarter of 1996 to sustain operations and fund anticipated growth. The Company has historically been able to raise funds on a repeated basis to sustain operations. Management is currently attempting to raise additional funds; however, there can be no assurance that such funding can be obtained on favorable terms to the Company, if at all.

On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse stock split. The Company amended its Certificate of Incorporation on July 22, 1996 to effect a one-for-ten reverse stock split. Pursuant to this amendment, each ten shares of Common Stock currently outstanding was reclassified as one share of new Common Stock. As a result of the reverse stock split, the Company has approximately 45,000,000 shares of Common Stock which were unreserved and 10,000,000 shares of unissued Preferred Stock as of August 13, 1996.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum of $1 million of stockholders' equity. The Company is currently in compliance with this requirement. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance. Delisting by NASDAQ would be an Event of Default under the terms of the April 1995 Debentures and could trigger a requirement to repay the Debentures immediately. April Debentures with a principal balance of $250,000 were outstanding at June 30, 1996.


                   Part II - Other Information

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     At the Company's Annual Meeting of Shareholders on June 26, 1996, the Shareholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse split of the Company's outstanding shares of Common Stock on the basis of one new share of Common Stock for each ten outstanding shares of Common Stock, with the authorized shares remaining at 50 million shares.

Item 3.   Defaults on Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

        PROPOSITION                   FOR       AGAINST    ABSTAIN  NON-VOTE
1.  Directors
      Hackerman, Norman           31,146,846      588,076    N/A
      Mathews, Charles L.         31,128,483      606,199    N/A           501
      Williamson, Richard S.      31,128,222      606,199    N/A           501

2.  Amend Certificate of Incorporation
      To effect a reverse stock
      split and to retain 50
      million authorized shares   28,968,079    2,460,061  199,245     107,537

3.  Shareholder Proposal of
      Recommendation               4,457,735   12,104,001  450,873  14,722,313

4.  Approve Ernst & Young LLP as
      independent auditors for
      fiscal 1996                 30,205,809    1,397,976  130,636         501

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1  Amendment to the Restated Certificate of Incorporation of
     Electrosource filed as of July 22, 1996.

10.1 Consulting  Agreement  between  Electrosource,   Inc.,   and
     Richard J. Goranflo, dated March 29, 1996.

10.2 Consulting Agreement between Electrosource, Inc., and  James
     Jordan, dated April 6, 1996.

10.3 Consulting Agreement between Electrosource, Inc., and Robert
     H. Schwartz d/b/a Jeremiah Partners, dated May 18, 1996.

10.4 Consulting  Agreement between Electrosource, Inc.,  and  Len
     Grzanka dated July 15, 1996.

27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended June 30, 1996, were:

     None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     August 14, 1996               ELECTROSOURCE, INC.
                                                  /s/
                                        Mary Beth Koenig
                                        Chief Accounting Officer
                                        Treasurer/Controller

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



                                    EXHIBITS TO
                                     FORM 10-Q


                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
               June 30, 1996                      Number 0-16323




                              ELECTROSOURCE, INC.
              (Exact name of Registrant as specified in its charter)


                     Delaware                          74246630
              (State or other jurisdiction          (I.R.S. Employer
              of incorporation or organization)    Identification No.)

              3800B Drossett Drive
              Austin, Texas                           78744-1131
              (Address of principal                   (Zip Code)
              executive offices)

                   Registrant's telephone number, including
                         area code:  (512) 445-6606

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share


                            INDEX TO EXHIBITS


3.1    Amendment to the Restated Certificate of Incorporation of
       Electrosource filed as of July 22, 1996.

10.1   Consulting  Agreement  between  Electrosource,   Inc.,   and
       Richard J. Goranflo, dated March 29, 1996.

10.2 Consulting Agreement between Electrosource, Inc., and James Jordan, dated April 6, 1996.

10.3   Consulting Agreement between Electrosource, Inc., and Robert
       H. Schwartz d/b/a Jeremiah Partners, dated May 18, 1996.

10.4 Consulting Agreement between Electrosource, Inc., and Len Grzanka dated July 15, 1996.


27.    Financial Data Schedule.