Form 10-Q
period 1996-09-30
ELECTROSOURCE INC
filed 1996-11-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               OR

[ ]       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                          ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter.)

                 Delaware                          742466304
       (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)          Identification No.)

            2809 IH 35 South
            San Marcos, Texas                        78666
          (Address of principal                    (Zip Code)
            executive offices)

                            (512)753-6500
      (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,843,746 shares as of November 11, 1996.





                  INDEX TO FINANCIAL STATEMENTS
                       September 30, 1996


Electrosource, Inc.                           Commission file number 0-16323



Condensed Balance Sheets at September 30, 1996  (Unaudited)
    and December 31, 1995.........................................   Page  3
Condensed Statements of Operations for the three and nine months
    ended September 30, 1996 and 1995 (Unaudited).................   Page  4
Condensed Statements of Cash Flows for the nine months ended
   September 30, 1996 and 1995 (Unaudited)........................   Page  5
Notes to Condensed Financial Statements...........................   Page  6
Managements' Discussion and Analysis..............................   Page  9
Exhibits to Form 10Q..............................................   Page 14
Index to Exhibits ................................................   Page 15

                 Part I - Financial Information

Item I.  Financial Statements
                        Electrosource, Inc.
                     Condensed Balance Sheets

                                           September 30, 1996   December 31,
                                               (Unaudited)          1995
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $ 1,260,282      $ 2,083,032
   Trade receivables                              203,745        1,535,749
   Inventories                                    215,461          404,755
   Prepaid expenses and other assets              197,084          245,133
       TOTAL CURRENT ASSETS                     1,876,572        4,268,669

PLANT AND EQUIPMENT (net of accumulated
  depreciation of $2,327,176 in 1996 and
  $1,538,899 in 1995)                           5,320,711        6,009,334
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,358,813 in 1996 and
  $1,613,973 in 1995)                           3,102,747        3,847,587

RESTRICTED CASH                                   744,824          744,824
OTHER ASSETS                                       85,039          406,787
TOTAL ASSETS                                  $11,129,893      $15,277,201

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $   399,068      $   876,746
   Accrued salaries and employee benefits         165,668          306,579
   Other accrued liabilities                      716,475          931,341
   Deferred revenue                               695,353                0
   Current portion of capital lease obligations   640,514          598,420
   Current portion of convertible notes payable   250,000                0
       TOTAL CURRENT LIABILITIES                2,867,078        2,713,086

CONVERTIBLE NOTES PAYABLE                               0        8,020,000
TECHNOLOGY LICENSE PAYABLE                      1,481,018        2,178,014
CAPITAL LEASE OBLIGATIONS (less current
  portion)                                        689,328        1,126,252

SHAREHOLDERS' EQUITY
   Common stock par value $1.00 per share,
     $.10 per share (pre-reverse split);
     authorized 50,000,000 shares; issued
     and outstanding: 3,843,746 in 1996 and
     30,137,826 in 1995 (pre-reverse split)     3,843,746        3,013,782
   Warrants                                             0                0
   Paid in capital                             42,893,501       33,685,800
   Accumulated deficit                        (40,644,778)     (35,459,733)
                                                6,092,469        1,239,849
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $11,129,893      $15,277,201

See notes to condensed financial statements.

                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)

                            Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                             1996          1995          1996            1995
Revenues
  Battery sales          $  173,240    $  408,876   $   574,773     $  961,216
  Project revenue           126,660        11,000       187,750        889,593
  Miscellaneous income    2,365,535             0     2,365,535              0
  License fees                    0             0             0      1,000,000
  Interest income            31,410         7,401        72,953         77,905
                          2,696,845       427,277     3,201,011      2,928,714

Costs and expenses
  Manufacturing             952,086     2,178,736     2,616,640      6,968,825
  Selling, general and
    administrative          735,944     2,655,287     2,294,635      5,021,579
  Research and development  395,189       561,453     1,396,877      3,168,014
  Technology license
    and royalties            25,000        74,705        75,000        224,115
  Depreciation and
    amortization            523,991       284,004     1,565,898        552,387
  Interest expense           47,467       169,678       265,111        339,425
  Loss on disposal of
    equipment                     0             0       171,895              0
                          2,679,677     5,923,863     8,386,056      16,274,345
Income (loss) before
  income taxes               17,168    (5,496,586)   (5,185,045)    (13,345,631)

  Income taxes (foreign)          0             0             0         120,000

Net income (loss)       $    17,168   $(5,496,586)  $(5,185,045)   $(13,465,631)
Net income (loss) per
  common share          $       .00   $     (2.53)  $     (1.44)   $      (7.11)
Average common shares
  outstanding             3,829,031     2,170,579     3,607,548       1,894,623


See notes to condensed financial statements.


                           Electrosource, Inc.
              Condensed Statements of Cash Flows (Unaudited)

                                              Nine Months Ended September 30,
                                                   1996             1995
OPERATING ACTIVITIES
  Net loss                                   $(5,185,045)       $(13,465,631)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Equity instruments issued for
        consulting services                       98,600           1,468,800
     Depreciation                                796,883             552,387
     Amortization of intangible assets           781,101             141,615
     Interest expense paid in Common Stock       105,103                   0
     Loss on disposal of equipment               171,895                   0
     Non-cash accruals                            81,300                   0
     Non-cash decrease in deferred revenue             0          (1,000,000)
     Changes in operating assets and
       liabilities:
       Decrease in trade receivables             332,004             776,857
       (Increase) decrease in inventories        189,294            (561,557)
       (Increase) decrease in prepaid             48,048            (334,062)
         expenses and other assets
       Increase (decrease) in accounts
         payable, accrued salaries and
         employee benefits and other
         accrued liabilities                    (827,282)            606,272
       Increase in deferred revenue              695,353                   0
          NET CASH USED IN OPERATING
             ACTIVITIES                       (2,712,746)         (11,815,319)

INVESTING ACTIVITES
  Purchases of property and equipment           (262,155)          (3,245,442)
       CASH USED IN INVESTING ACTIVITIES        (262,155)          (3,245,442)

FINANCING ACTIVITIES
  Payments on capital lease obligations         (394,830)            (136,180)
  Proceeds from issuance of common stock, net  2,546,981            5,030,510
  Proceeds from convertible notes payable              0            8,075,000
  Proceeds from sale and leaseback
    transactions                                       0            1,600,851
  Increase in restricted cash                          0             (744,824)
       CASH PROVIDED BY FINANCING ACTIVITIES   2,152,151           13,825,357

       DECREASE IN CASH AND CASH EQUIVALENTS    (822,750)          (1,235,404)

  Cash and cash equivalents at beginning
    of period                                  2,083,032            2,193,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD     1,260,282              957,886


See notes to condensed financial statements.

Electrosource, Inc.
September 30, 1996
Item 1.  Notes to Condensed Financial Statements (Unaudited)

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

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.


NOTE B - INVENTORIES

                                        September 30,      December 31,
                                            1996               1995

       Raw materials                       $157,546          $289,725
       Work In Progress                       4,000            80,729
       Finished Goods                        53,915            34,301
                                           $215,461          $404,755


NOTE C - PROPERTY AND EQUIPMENT

                                        September 30,       December 31,
                                            1996                1995

       Office Equipment                  $  754,350         $  739,677
       Production Equipment               4,206,838          4,157,700
       Lab Equipment                      1,207,215          1,182,472
       Leasehold Improvements             1,479,484          1,468,384
                                          7,647,887          7,548,233
       Less:  Accumulated depreciation   (2,327,176)        (1,538,899)
          and amortization
       Total Property and Equipment      $5,320,711         $6,009,334



NOTE D - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                        September 30,       December 31,
                                            1996                1995


       Convertible Notes - 10%          $   250,000         $  250,000
       Convertible Notes - 5%                   -            3,990,000
       Convertible Notes - 8%                   -            3,780,000
                                            250,000          8,020,000
       Less Current Maturities             (250,000)                 0
       Total Convertible Notes Payable  $         0         $8,020,000


NOTE D - CONTINUED

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted and mature on April 5, 1997. Interest is payable quarterly. In addition, warrants to purchase 5,424 shares of Common Stock were issued at a price of $36.875 per share exercisable until April 5, 2000. As of September 30, 1996, April 1995 Debentures with a total principal amount of $5,750,000 had been converted into 379,548 shares of Common Stock.

In October 1994, the Company entered into a 5% Convertible Promissory Note with Mitsui Engineering and Shipbuilding Co.,Ltd. ("MES") for $3,800,000 maturing in October 2004, with interest due and payable semi-annually in the form of additional notes payable. A note payable in the amount of $190,000 was issued in October 1995 for interest for the year then ended with the same terms and conditions as the original note. In March 1996, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (See Note G). A Replacement Note for $2,800,000 was issued at that time with the same terms and conditions as the original note. Concurrently, a note payable in the amount of $73,150 was issued for accrued interest on all notes (principal and interest) through the period ended March 6, 1996. In July 1996, MES converted the Notes (principal and interest) into 81,841 shares of Common Stock at a conversion price of $38.00 per share.

In November 1995, the Company issued $3,780,000 of 8% Convertible Debentures (the "November 1995 Debentures") resulting in net proceeds to the Company of $3,477,600. The November 1995 Debentures and related accrued interest were convertible into Common Stock at a price equal to 75% of the average closing price of the Common Stock for the five business days immediately preceding the respective conversion date. In addition, warrants to purchase 5,670 shares of Common Stock at a price of $15.60 per share, exercisable until November 10, 1997, were issued to an agent of the holders of the November 1995 Debentures. During the quarter ended March 31, 1996, all of the November 1995 Debentures with a principal amount of $3,780,000 and accrued interest of $47,216 were converted into 402,986 shares of Common Stock.

NOTE E - COMMON STOCK

During the quarter ended March 31, 1996, the Company sold 100,000 shares of Common Stock which resulted in net proceeds to the Company of $898,231. During the quarter ended June 30, 1996, the Company sold 192,084 shares of Common Stock which resulted in net proceeds to the Company of $1,648,750. In addition, in connection with the conversion of $3,827,216 of principal and accrued interest associated with the November 1995 Debentures, the Company issued 402,986 shares of Common Stock (See Note D).

On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse stock split. The Company amended its Certificate of Incorporation on July 22, 1996, to effect a one-for-ten reverse stock split. Pursuant to this amendment, each ten shares of Common Stock outstanding immediately prior to the reverse stock split ("Old Shares") were reclassified as one share of new Common Stock ("New Shares"). The par value per share of the Common Stock has correspondingly increased from $0.10 per share to $1.00 per share as a result of the reverse stock split. No fractional New Shares were issued as a result of the reverse stock split. In lieu thereof, each shareholder whose Old Shares were not evenly divisible by ten received one additional New Share for the fractional New Share that such shareholder would otherwise be entitled to have received as a result of the reverse stock split. As a result of the reverse stock split, the Company has approximately 45,000,000 shares of Common Stock which are unissued and unreserved and 10,000,000 shares of unissued Preferred Stock as of November 1, 1996. All references in the financial statements to average numbers of shares outstanding and related prices and applicable share and per share amounts have been restated to retroactively reflect the reverse stock split.


NOTE F - MISCELLANEOUS INCOME

In July 1996, the Company received a $3,000,000 payment from Chrysler Corporation ("Chrysler"). This payment was compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program ($2,365,000) and for various engineering, research and development (ER&D) efforts ($635,000). Accordingly, $2,365,000 was recorded as miscellaneous income in the third quarter of 1996 and $635,000 was recorded as deferred revenue which will be recognized as income as the ER&D tasks are performed.

NOTE G - LICENSE FEES

During 1994, the Company and MES signed a Distribution Agreement whereby MES agreed to pay the Company $2,000,000 for distribution rights of the Horizon battery in Japan ($1,000,000 in 1994 and the remaining $1,000,000 in 1995) and $3,000,000 if MES elected to exercise its option for a manufacturing license. In January 1996, MES terminated the Distribution Agreement. In March 1996, the Company and MES executed a Termination Agreement. In accordance with the terms of the Agreement, MES applied $1,000,000 of its Convertible Notes Payable to pay $1,000,000 of outstanding license fees to the Company (See Note D). In July 1996, MES converted the remainder of its Convertible Notes Payable ($3,063,150) and accrued interest ($46,798), at $38.00 per share, into 81,841 shares of Common Stock.

NOTE H - LIQUIDITY

The Company has not generated sufficient cash flow from battery sales and project revenue to fund operations for the nine months ended September 30, 1996. During the six months ended June 30, 1996, the Company sold 292,084 shares of Common Stock which resulted in net proceeds to the Company of $2,546,981. No additional capital was raised in the quarter ended
September 30, 1996. In July 1996, the Company received a $3,000,000 payment from Chrysler as compensation for continued capacity maintenance, engineering, research and development (ER&D) efforts and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program. Additionally, the Company has finalized project agreements with various domestic and international customers (Black & Decker, the U. S. Army Tank-Automotive and Armaments Command, Lockheed Martin, Fiat, Blue Bird Bus Corporation, the Defense Advanced Research Project Agency and two large original equipment manufacturers that have requested confidentiality) to design and provide prototype batteries for a variety of electric vehicle and non-electric vehicle applications. Management expects revenue and corresponding cash flow from such customers to increase from current levels beginning in the fourth quarter of 1996.

As of October 31, 1996, the Company has approximately $825,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes that it has sufficient cash to continue operations at current levels through the fourth quarter of 1996. However, it will be necessary to raise additional financing before the end of the first quarter of 1997 to sustain operations and fund anticipated growth. The Company has historically been able to raise funds on a repeated basis to sustain operations. Management is currently attempting to raise additional funds, primarily in the form of strategic partner relationships and license agreements with customers and organizations that can aid penetration of target markets and can assist financially; however, there can be no assurance that such funding can be obtained on favorable terms to the Company, if at all.


Results of Operations:

Revenues. The Company had battery sales of approximately $173,000 and $575,000 for the three and nine months ended September 30, 1996, as compared to $409,000 and $961,000 for the three and nine months ended September 30, 1995. The decrease in revenue during 1996 is primarily due to decreases in battery sales to Chrysler Corporation (Chrysler). Approximately 55% and 41% of 1996 and 1995 battery sales, respectively, were from Chrysler. Battery sales to Chrysler in 1996 were to fill orders placed in accordance with the production purchase order placed in December 1995. Battery sales under this order and from others currently testing the battery are expected to slightly increase through the first quarter of 1997 and significantly increase in late 1997. However, the timing of receipt of orders from Chrysler under this order is uncertain and cannot be assured due to market uncertainties caused by revised mandates established by the California Air Resources Board for zero emission vehicle sales which have resulted in a delay in the production of electric vehicles.

The Company had project revenue of approximately $127,000 and $188,000 for the three and nine months ended September 30, 1996, as compared to $11,000 and $890,000 for the three and nine months ended September 30, 1995.
Approximately $115,000 of project revenue in 1996 was generated from Chrysler for various environmental and other tests performed on the Horizon battery.
The remainder of project revenue generated in 1996 was from project agreements to provide prototype batteries to Black & Decker for a walk-behind lawnmower and the U.S. Army Tank-Automotive and Armaments Command (TACOM) for a U.S.
Army tank power supply. Prototype batteries were delivered to these customers in the third quarter of 1996. Project revenue of $100,000 generated during 1995 was from a program to perform a Preliminary Design Review for a potential manufacturing facility in India. This review was concluded in 1995 and work under this program was terminated. The remaining project revenue generated during 1995 was from an agreement with Chrysler for the retrofit of the Horizon battery for the NS Minivan Program. This agreement concluded in the first quarter of 1995 and led to a production purchase order from Chrysler in December 1995. This order, which called for up to $80 million in battery sales cumulatively over the next few years, is subject to Chrysler's right to withhold or cancel orders. Battery sales to date under this order have been less than originally expected and it now appears that the amount and timing of sales under this purchase order is uncertain. In July 1996, the Company finalized a $635,000 project agreement with Chrysler to provide further research and testing of the Horizon battery. Work under this project will begin in the fourth quarter of 1996. The Company has delivered prototype batteries to certain customers (Black & Decker and TACOM), and is finalizing project agreements to build and/or is designing and building prototype batteries for other domestic and international customers. As a result of these efforts, management expects project revenue from such agreements to increase from current levels beginning in the fourth quarter of 1996.

In July 1996, the Company received a $3,000,000 payment from Chrysler. This payment was compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program ($2,365,000) and for various engineering, research and development (ER&D) efforts ($635,000). Accordingly, $2,365,000 was recorded as miscellaneous income in the third quarter of 1996 and $635,000 was recorded as deferred revenue which will be recognized as income as the ER&D tasks are performed.

License fees in 1995 represent final license payments from Mitsui Engineering and Shipbuilding Co., Ltd. ("MES") in accordance with a distribution agreement which was terminated in 1996.

Costs  and  Expenses.   Total  costs and expenses significantly decreased
during the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995, as a result of management's implementation of cost control measures to conserve cash and to reduce expenses to a level more commensurate with sales. Generally, total costs were higher in 1995 as compared to 1996 as the Company began to purchase machinery and implement production processes to manufacture the Horizon battery in commercial quantities and increased the sales, marketing and administrative
staffs accordingly.    Selling, general and administrative costs in the three
months ended September 30, 1995 included a charge for the issuance of 136,000 shares of unregistered, restricted shares of Common Stock which were valued at $1,468,800 and charged to expense, associated with investor/public relations services which are being provided by a consulting firm over a two-year period. Staffing has been reduced during 1996 throughout the Company while still increasing the capacity of the San Marcos plant through upgrades and further
refinement of the production processes.   Manufacturing costs remained high
as a percentage of battery sales during 1996 due to the fact that the Company has maintained the minimum production level necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities; however battery sales of current battery models have been less than expected. Management expects manufacturing costs to decrease as a percentage of battery sales when volume production begins, which is uncertain based on current market conditions. Management is continuing its efforts to control costs and reduce monthly cash expenditures.

Even though total costs and expenses decreased in 1996 compared to 1995, certain non-cash expenses significantly increased during the three and nine month periods ending September 30, 1996 compared to the corresponding periods in 1995. Depreciation and amortization costs were $1,578,000 for the nine months ended September 30, 1996 compared to $694,000 for the same period in 1995 due to the fact that a significant amount of equipment and intangibles were acquired during 1995 and have been depreciated/amortized for the entire period in 1996 compared to a shorter time period during 1995. In addition, approximately $172,000 of equipment which was no longer in use was disposed of in the first quarter of 1996.

Liquidity and Capital Resources. As of November 11, the Company had sold 292,084 shares of Common Stock which resulted in net proceeds to the Company of $2,546,981 during 1996. These funds have been used to maintain production capabilities and marketing requirements and research and development expenditures to further develop and refine the Horizon battery. In July 1996, the Company received a $3,000,000 payment from Chrysler for compensation for continued capacity maintenance, engineering, research and development effort (ER&D) and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program.

As of September 30, 1996, several working capital items have changed significantly since December 31, 1995. Accounts receivable have decreased approximately $1,500,000 primarily due to the application by MES of $1,000,000 of its Convertible Notes Payable to satisfy its obligation to pay $1,000,000 of outstanding license fees to the Company. All other accounts receivable outstanding as of December 31, 1995 have been collected. Total current liabilities have slightly increased as of September 30, 1996 primarily due to the receipt of approximately $700,000 of advance payments from Chrysler for ER&D efforts which will be performed in late 1996 and early 1997.
Additionally, trade accounts payable have decreased by approximately $475,000 due to payments made in the first nine months of 1996 of outstanding liabilities associated with increased expenditures incurred in 1995 to increase production capacity of the San Marcos plant.

As of October 31, the Company had approximately $825,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes it has sufficient cash to continue operations through the fourth quarter of 1996 at current levels based on expected cash flow from battery sales and project revenue. Therefore, it will be necessary to raise additional financing by the end of the first quarter of 1997 to sustain operations and fund anticipated growth. The Company has historically been able to raise funds on a repeated basis to sustain operations. Management is currently attempting to raise additional funds, primarily in the form of strategic partner relationships and license agreements with customers and organizations that can aid penetration of target markets and can assist financially; however, there can be no assurance that such funding can be obtained on favorable terms to the Company, if at all.

On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten
reverse stock split.   The Company amended its Certificate of Incorporation on
July 22, 1996 to effect a one-for-ten reverse stock split.   Pursuant to this
amendment, each ten shares of Common Stock currently outstanding was reclassified as one share of new Common Stock. As a result of the reverse stock split, the Company has approximately 45,000,000 shares of Common Stock which were unissued and unreserved and 10,000,000 shares of unissued Preferred Stock as of November 11, 1996.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the sale of zero emission vehicles and the ability to successfully commercialize the Horizon battery.


                   Part II - Other Information

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults on Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Consulting Agreement between Electrosource, Inc., and Rick Blanyer dated September 1, 1996.

27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended September 30, 1996, were:

     None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     November 14, 1996             ELECTROSOURCE, INC.

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


                             EXHIBITS TO
                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
               September 30, 1996                  Number 0-16323


                           ELECTROSOURCE, INC.
          (Exact name of Registrant as specified in its charter)


                 Delaware                            742466304
       (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)          Identification No.)

          2809 IH 35 South
          San Marcos, Texas                         78666
          (Address of principal                     (Zip Code)
          executive offices)

                  Registrant's telephone number, including
                        area code:  (512) 753-6500

         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share


                            INDEX TO EXHIBITS


10.1 Consulting Agreement between Electrosource, Inc.,  and  Rick
     Blanyer, dated September 1, 1996.

27.  Financial Data Schedule.