Form 10-K
period 1996-12-31
ELECTROSOURCE INC
filed 1997-03-26
CIK 823927

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996.
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For    the   transition   period   from   __________ to _________

Commission file number 0-16323

                           ELECTROSOURCE, INC.

          (Exact name of Registrant as specified in its charter)

                Delaware                        742466304
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

     2809 Interstate 35 South, San Marcos, Texas     78666
    (Address  of  principal  executive  offices)   (Zip Code)

    Registrant's telephone number, including area code (512) 753-6500

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)

Indicate  by check mark whether the Registrant (1) has filed  all reported required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, 4,143,475 common shares were outstanding and the aggregate market value of the common shares held by non-affiliates (based on the closing price of these shares, of $6.50 as reported by NASDAQ at the close of business on March 14, 1997) was approximately $26,933,000.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

Portions  of  the  Company's Definitive Proxy Statement  for  the
Annual Meeting of Shareholders scheduled to be held on May 22, 1997, are incorporated by reference into Part III hereof.

                             PART I

Item 1.  Business.

General

Electrosource, Inc. ("ELSI" or the "Company"), is an energy storage solutions company engaged initially in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. The Horizonr battery utilizes plate grids made from a patented coextruded wire and a special paste mixture. The Company is concentrating its efforts upon development of Horizonr battery technology for use in many applications including hybrid power vehicles, electric vehicles, neighborhood electric vehicles, power management, portable systems and starting power.

The principal executive offices of the Company are located at 2809 Interstate 35 South, San Marcos, Texas 78666, and its telephone number is (512) 753-6500.

The Horizon Battery

The Company has concentrated its efforts on the design of a new concept of lead-acid battery employing coextruded wire in plates oriented in the horizontal plane, as opposed to the vertical plane orientation of conventional batteries. This battery concept, named "Horizon," enables design of a lead-acid battery with significantly higher energy density than is possible with conventional battery design. The Horizonr design may also be more economical to manufacture than conventional batteries due to the elimination of several steps in the manufacturing process.
Several  hundred  prototypes  and  production  versions  of   the
Horizon battery have been built and tested in a variety of configurations. Testing by the Company and by third parties indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. The Company also believes the Horizon battery has a number of applications other than electric vehicles, such as hybrid powered vehicles, power tools, electric power management, uninterruptible power and for starting, lighting and ignition ("SLI") batteries for automobiles. The Company has designed various prototype batteries for such applications which are currently under evaluation by customers.

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

Coextruded lead wire facilitates the use in lead-acid batteries of pure lead or extremely low concentration lead alloys, which are difficult to cast repeatedly at the high rates required in production. The management of the Company believes that grids made from such wire and used in lead-acid storage batteries have improved corrosion resistance and, therefore, longer life, or equivalent life with reduced total material content.

Energy-Active Material Formulation

The Company has also developed a new type of energy-active material, or paste, for use in lead-acid battery electrodes. The Company also invented two additional paste formulations, each of which may contribute to the reduction of battery manufacturing cost. The Company has protected this proprietary technology as trade secrets, and does not plan to apply for patents related to these formulations. The Company is continuing the development of these formulations in connection with the Horizonr battery project, but has no current plans for separate commercialization of the energy active material.

Battery Grid

The Company has patented the use of its coextruded wire in electrodes for lead-acid batteries. The claims in this patent encompass not only the present method employed by the Company of weaving the wire into a woven mesh to form the "bigrids" but also any non-woven methods of using the coextruded wire in lead-acid battery electrodes.

Compression Cage

During the development stage of the Company, it was learned through battery life testing that the plates and separators in a sealed lead-acid battery must be kept under a constant compression in order to achieve high cycle life. The Company developed and patented an idea to encase the plates and separators in a "compression cage" to comply with this requirement.

Marketing

The worldwide market for lead-acid batteries can be classified into the following major segments:

      Starting,  Lighting  and  Ignition.   For  engine  starting
applications as used in passenger cars, light and heavy trucks, garden tractors and motorcycles.

       Motive  Power.   For  use  in  electric  vehicles,  hybrid
vehicles, industrial fork lifts, underground mining equipment, golf carts and neighborhood electric vehicles. Such batteries undergo daily discharging and overnight recharging.

      Power  Management.   For  use in utility  emergency  power,
telecommunications,  uninterrupted  computer  and   other   power
supplies and cellular radio. Such batteries are typically used as a secondary source of power.

      Portable Power. Typically small, lead-acid batteries for use in such items as portable power tools and outdoor power tool products, as well as electrically driven medical equipment.

The Company has successfully demonstrated the ability to manufacture the Horizon battery in commercial quantities. The Company has initiated strategic business relationships and cooperative development agreements with companies and government agencies in all of the above markets. Management anticipates that in 1997/1998 many of these customers will move from test phases to integration of Horizon technology into their commercial products.

Competition

The lead-acid battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delfi, Johnson Controls, Inc., GNB, Hawker and Yuasa, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. The principal competitors of the company in the electric vehicle market (Ovonics and Saft) have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

Patents and Protection of Technology

Prior to May 1990, the Company held an exclusive sublicense from Tracor, Inc. ("Tracor") under several US patents covering the coextruded wire and the coextrusion apparatus for producing composite wire for use only in lead-acid battery applications. In May 1990, Tracor assigned to the Company all rights under the original license agreement between Tracor and Blanyer-Mathews, the inventors of the coextrusion technology. This assignment terminated the sublicense between Tracor and the Company and allowed the Company to apply the technology outside of the area of lead-acid storage batteries, if any such applications are available. The license assigned to the Company expires concurrently with the patent, or in 2004, and requires payment of annual minimum royalties to Blanyer-Mathews of the greater of $100,000 or sales-based royalties equal to 1/2 percent of sales. The license may be terminated by the licensor in the event that the Company defaults in its obligation to pay royalties or enters bankruptcy. The Company is responsible for the maintenance and administration of the licensed patent. Under the terms of the assignment, the Company is to pay Tracor a royalty of four percent on all technology sales unrelated to lead-acid storage batteries for the term of the license. The Company is obligated to pay minimum annual royalties of $10,000 to Tracor for a five-year period beginning on the date of the assignment. Such minimum royalties were to have begun in May 1991, but Tracor deferred payment for two years, with the deferred amounts bearing interest at 8.5 percent. The Company has made all scheduled payments in accordance with the terms of the deferral agreement.

In March 1990, a patent was issued to the Company covering an energy-active material formulation, including the processes for manufacturing this material. In October 1990, a US patent was issued to the Company for the Horizonr battery design.

In September 1989, a patent was issued to the Company covering the battery grid and its producing method. In April 1995, a patent was issued to the Company covering the battery plate compression assembly.

The know-how relating to the Company's energy-active material formulation and the application of coextruded wire to battery electrodes is confidential and proprietary to the Company.

Research and Development

Initial research and development programs were directed toward understanding the behavior of the wire in lead-acid battery electrodes in various corrosive environments. With the development  of  the  Horizon  battery  concept,  the  focus  of research work has been redirected toward improving the performance of the battery in the following areas; longer cycle life, longer shelf life, and increased specific energy. In addition, programs are in process to reconfigure the Horizon battery concept into a number of different applications. Prototype models of Horizon batteries for specialized markets (see "Marketing") continue to be built in attempts to optimize battery electrical performance and life and to meet customer requests for different battery configurations or performance.

The  Company  incurred approximately $1,450,000,  $3,455,000  and
$1,933,000  in research and development costs in the years  ended
December 31, 1996, 1995, and 1994, respectively.

Backlog

As  of  December 31, 1996 and 1995, the Company has a backlog  of approximately  $520,000  and $100,000, respectively,  in  battery
orders.   As  of December 31, 1996, the Company has a backlog  of
approximately $1,950,000 in project revenue.

Export Sales

During 1996 and 1995, the Company sold approximately $208,000 and $140,000, respectively, of Horizon batteries and related services to foreign customers.

Customer Concentration

A significant portion of the Company's total revenue (81% and 83% in 1996 and 1995, respectively) was generated from Chrysler Corporation ("Chrysler"). Management is currently working with several customers to design and build prototype batteries for a variety of applications and believes that its sales to Chrysler will decrease as a percentage of total revenue. However, loss of this customer could have an adverse impact on operations.

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

The management of the Company believes that the energy-active material developed by the Company may be safer to manufacture than energy-active materials currently in general use due to reductions in potential environmental hazards. The active material paste used in conventional batteries has a consistency similar to wet cement and must be allowed to dry for two or three days after being impressed into the grid of a battery plate.
When dried the plates produce fine lead dust as they are transported in a plant through the battery assembly process. This airborne dust poses a potential health risk to workers, and there are OSHA regulations regarding allowable levels of airborne lead in a battery plant for which manufacturers must devote significant resources in prevention, treatment, and compliance. The Company's energy-active material, on the other hand, has a consistency similar to toothpaste and does not need to dry completely before the battery assembly process begins, thus minimizing worker exposure to airborne lead.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing state-of-the-art equipment to manage and control hazardous substances and pollution. The Company expended $8,000, $385,000 and $198,000 in 1996, 1995 and 1994, respectively, in capital expenditures for such equipment. As part of its on-going operations, the Company incurred $10,000, $170,000 and $80,000 in non-capital expenditures in 1996, 1995 and 1994, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs and management is not currently aware of any infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

Employees

As of March 14, 1997, the Company employed approximately 70 full-time employees.


Item 2.  Properties.

All of the Company's operations are located in an 88,000 square foot facility located in San Marcos, Texas at 2809 Interstate 35 South. The monthly rental rate is currently $25,000 per month and escalates over the life of the lease to $35,000 per month until expiration in 2003. The Company has an option to purchase the property and improvements for $2,678,000 until August 1997. The Company must pay the Lessor a fee of $30,000 upon expiration of the option if it is not exercised. The Company believes this site is adequate for low-rate production requirements and possesses enough expansion capacity if the Company elects to expand capacity at this site.

The  Company  also leases premises covering approximately  30,000 square feet at 3800-B Drossett Drive, Austin, Texas (which formerly housed the executive offices and research facilities). The monthly gross rental rate on the amended lease escalates over the term of the lease from $12,000 per month to $15,500 in the final year of the term. The lease expires in February 1999. In February 1997, the Company signed a sublease agreement with an unrelated party beginning in March 1997 through February 1999. The monthly rental of the facilities from the sublease is approximately the same as the Company's monthly rental payments.

Management believes that all personal property used by the Company is in good condition.

Item 3.  Legal Proceedings.

In 1994, the Company signed a "Know-How License Agreement" (the "Agreement") with Horizon Battery Technologies, Ltd., ("HBTL"), of Bombay, India, calling for the completion of several detailed subordinate agreements with the ultimate purpose to license the manufacture and sale of batteries in India. The effectiveness of the Agreement was conditioned upon the subsequent execution of these six related agreements, none of which were executed. The Company believes, therefore, the Agreement never became effective and has no force or effect. Separately in 1995, HBTL agreed to pay the Company $250,000 for a Preliminary Design Review ("PDR") for a potential manufacturing facility in India which was required to complete one of the subordinate agreements. The Company received $100,000 from HBTL and completed the PDR in 1995. The remaining $150,000 was never paid by HBTL, in spite of repeated demands by the Company. After further negotiations without an agreement being reached, the Company notified HBTL that it was discontinuing discussions.

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement between the Company and HBTL. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the project. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company filed a petition in the State
District Court of Travis County, Texas, on December 19, 1996, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL is contesting jurisdiction and on February 6, 1997 removed the proceedings to the U.S. District Court of the Western District of Texas. No
liability has been recorded in the financial statements at December 31, 1996 for this uncertainty, as management is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter, the outcome of which cannot be determined at this time, could in the worst case have a material adverse effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                             PART II


Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder Matters.

Trading Market for ELSI Common Stock

The Company's Common Stock has been traded in the over-the-counter market and reported on NASDAQ under the symbol "ELSI" since January 1988. The following table sets forth, for the periods indicated, the high and low bid price per share of Common Stock as reported by NASDAQ. Prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commission, and may not represent actual transactions. Prices have been adjusted to retroactively reflect a one-for-ten reverse stock split which occurred on July 22, 1996.

                                  High      Low
          1995
               First Quarter     32 1/2    18 3/4
               Second Quarter    42 1/2    23 1/8
               Third Quart er    25 5/16   11 7/8
               Fourth Quarter    24 1/16   12 1/2

          1996
               First Quarter     17 13/16    10
               Second Quarter    15 15/16  5 15/16
               Third Quarter     10 5/8    4 1/2
               Fourth Quarter     9 3/8    4 13/32

The transfer agent and registrar for the Common Stock of the Company is Harris Trust Co. of New York, 77 Water Street, 4th
Floor, New York, NY 10005.

The approximate number of record holders of Common Stock at March
14, 1997, was 3,742.

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


Item 6.  Selected Financial Data.

                            (In thousands, except per share data)

                                    Year Ended December 31,

                             1996      1995       1994      1993     1992

Revenues                    $3,563    $3,278     $4,614    $3,373     $544

Net Loss                   $(7,825) $(20,508)   $(8,543)    $(197) $(1,228)

Net Loss per Share          $(2.13)   $(9.76)    $(6.05)   $(0.29)  $(1.99)

Dividends per Share           None      None       None      None     None

                                    As of Year Ended December 31,

                             1996     1995       1994      1993      1992

Working Capital (Deficit)  $(2,845) $ 1,556     $2,032    $1,122     $  251

Total Assets                $9,488  $15,277     $9,318    $4,709     $2,802

Shareholders' Equity        $3,847  $ 1,240     $ (685)   $3,322     $2,421

Long-Term Obligations       $1,768  $11,34      $7,107    $   33     $  200



The foregoing should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

The Company's results of operations during 1996 and late 1995 were significantly impacted by changes in the zero emission vehicle ("ZEV") mandates established by the California Air Resource Board ("CARB") in an effort to improve California air quality. (Electric vehicles ("EVs") are the only vehicles that qualify as "Zero Emission.") The ZEV mandate originally required that 2 percent of vehicles sold in California by 1998 be ZEV. The 2 percent rule would have increased to 5 percent in 2000, 2001, and 2002 (an approximate total of 190,000 vehicles for all five years). The mandate stepped up the requirement to 10 percent (approximately 100,000 vehicles) in 2003 and was to continue at that rate for successive years. This mandate was challenged by automakers and was reevaluated by CARB in 1995, causing uncertainty in the EV market. In December 1995, CARB announced a cancellation of the mandate for 1998 through 2002, in return for an agreement from the automakers to continue development of EV's, maintain production capacity and place a limited amount of vehicles on the road prior to 2003. According to CARB, each of the "Big Seven" automakers (GM, Ford,
Chrysler, and four Japanese auto manufacturers) have signed a Memorandum of Agreement with CARB agreeing to maintain EV production capacity of 5,000 EVs per year and to sell a limited number of EVs in California in 1998, 1999 and 2000. Massachusetts and New York have maintained mandates for ZEV sales following California's original plan beginning with a 2 percent ZEV requirement in 1998. These mandates have been challenged by automakers, but remain in effect.

The Company's primary sources of funds from 1992 through 1996 were obtained from companies interested in the development and manufacture of a lead-acid battery for EVs. During 1995, the Company focused substantial resources on purchasing machinery and implementing production processes to significantly increase the capacity of the manufacturing facility and successfully demonstrated the ability to produce the Horizon battery in commercial quantities primarily for electric vehicles. As a result of these efforts, the Company received a production purchase order from Chrysler Corporation ("Chrysler") in December 1995 for up to $80 million in battery sales cumulatively over the following three years. Shortly after the receipt of the Chrysler order, CARB announced the ZEV mandate cancellation until 2003. As a result, orders did not materialize as anticipated and the Company expects battery orders from Chrysler to be substantially reduced from its original order in the near-term. At this time the Company is unable to quantity the amount and timing of batteries which may be ordered from Chrysler. In July 1996, the Company received a $3,000,000 payment from Chrysler as compensation for the continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its Electric Powered Interurban Commuter ("EPIC") program and for various engineering, research and development efforts ("ER&D").

With CARB's ruling to delay mandated sales of EVs in California, automakers reduced their projected 1996-1998 EV production numbers substantially. In 1995, the Company had received substantial purchase orders and established business relationships with several small vehicle conversion companies (established to retrofit vehicles for electric propulsion).
These companies have either gone out of business or have refocused efforts in other markets. To date, the Company has sold only limited quantities of the two production Horizon models to companies other than Chrysler.

As a result of much lower than anticipated mandate-related sales of lead-acid batteries in 1996, the Company refocused efforts to market the Horizon battery to OEMs producing EVs and hybrid-electric vehicles ("HEV") in domestic and international markets that have been driven by consumer demand rather than by government legislation. The Company also expanded efforts into other areas of the growing world-wide market for rechargeable batteries including: portable power, starting, lighting, and ignition ("SLI"), and power management. The Company has developed or is working toward strategic business relationships and cooperative development agreements with companies and government agencies such as Black & Decker (portable power tools), Lockheed Martin (HEVs), Fiat Auto (EVs and HEVs), the
Defense Advanced Project Agency ("DARPA" - EVs and HEVs), and Horizon Aircraft (aircraft starting), and others which remain confidential. In 1996 and early 1997, the Company designed seven new Horizon battery designs; five of which have advanced to the prototype stage. Management now believes it has opportunity for volume sales with some of these companies and other OEMs expected to begin in late 1997, which is later than initially anticipated. However, the placement of such orders is dependent on final customer acceptance of prototypes, the ability of the Company to build large volumes of various battery types at a competitive price and government certification of certain battery types for particular uses.

Horizon technology allows for design flexibility while maintaining expected performance characteristics and the potential for low-cost manufacturing techniques; however, extensive engineering design is required to customize each Horizon module to meet the unique size, weight, and performance characteristics required for different applications. Additionally, two factors have affected progress with potential applications: product performance problems early in 1995, which were corrected in mid-1995, and questions regarding the Company's ability to continue as a going concern. These factors are evaluated carefully by customers before entering an agreement with the Company or placing large orders for the Company's products.

Management believes that revenue from cooperative development agreements, contracts and battery sales will increase in 1997; however, such revenue is not expected to be adequate to fund operations prior to late 1997 when large quantity battery orders may materialize. Until then, additional sources of debt and/or equity financing will be required to sustain operations. However, the placement of such orders is dependent on final customer acceptance of prototypes, the ability of the Company to build large volumes of various battery types at a competitive price and government certification of certain battery types for particular uses. Management is attempting to raise additional funds, primarily in the form of strategic partner relationships and license agreements with customers and organizations that can aid the penetration of target markets and can assist financially; however there can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all. The Company recently completed an interim $500,000 loan with a large manufacturing company and is discussing other arrangements with that company which could result in additional debt or capital to the Company. However, there is no assurance that any other agreements with the manufacturing company will be made.

Revenue

The Company generated project revenue of approximately $295,000, $989,000 and $2,902,000 for the years ending December 31, 1996, 1995 and 1994, respectively. During 1996, the Company generated approximately $115,000 in project revenue from Chrysler for various environmental and other tests performed on the Horizon battery. The remainder of project revenue generated in 1996 was from various customers with whom the Company is developing and/or refining prototype batteries for various electric vehicle and non-electric vehicle applications (FIAT, Black & Decker, DARPA and others which remain confidential). Management believes that revenue from project agreements which decreased from 1994-1996 may increase beginning in 1997 as the Company has repositioned itself into its target markets with major OEMs and expects to finalize and complete project agreements to design and build prototype batteries; however, the amount and timing of such revenue is uncertain. Approximately $797,000 of project revenue in 1995 and $846,000 in 1994 was generated under an agreement with Chrysler for the retrofit of the Horizon battery for their NS Electric Minivan Program. The program concluded in 1995. Project revenue of $100,000 generated during 1995 was from a program  to  perform a Preliminary Design Review  ("PDR")  for  a
potential  manufacturing  facility in  India.   This  review  was
concluded  in  1995 and work under this program  was  terminated.
Approximately $2,056,000 of project revenue in 1994 was earned under an agreement with the Electric Power Research Institute
("EPRI")  for  the  development  and  commercialization  of   the
Company's proprietary advanced lead-acid battery. This program concluded in 1994.

The Company had battery sales of $823,000, $1,196,000 and $378,000 for the years ending December 31, 1996, 1995 and 1994, respectively. Approximately 50% of the Company's 1996 and 1995 battery sales, were generated from Chrysler. In 1996, battery sales to Chrysler were primarily to fill orders in accordance with the production purchase order placed in December 1995. In 1995, battery sales to Chrysler were primarily for testing of the battery in their NS Electric Minivan Program, which resulted in the receipt of the production purchase order from Chrysler in December 1995. The remainder of battery sales generated in all years were from numerous customers requesting batteries for testing and evaluation. Management expects the level of battery sales to increase beginning in late 1997 or 1998 as the Company receives an increase in orders under the Chrysler production purchase order and from others currently testing various types of batteries. However, the amount and timing of orders from Chrysler and others is uncertain and could be impacted materially by the California, New York, and Massachusetts mandates.

In July 1996, the Company received a $3,000,000 payment from Chrysler. Chrysler designated $2,366,00 of this payment as compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program and $634,000 for various ER&D efforts. The Company recorded $2,366,000 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. The Company recorded $634,000 as deferred revenue which will be recognized in income as the ER&D tasks are performed.

The Company also generated $1,000,000 and $800,000 in 1995 and 1994, respectively, in license fees under a Distribution Agreement with Mitsui Engineering & Shipbuilding Co., Ltd. ("MES") for the export and exclusive distribution of the Company's Horizon battery in Japan. In March 1996, the Company completed a Termination Agreement with MES which terminated the Distribution Agreement and settled all outstanding financial matters with MES, including the conversion of all outstanding Convertible Notes Payable owed to MES (approximately $3,000,000) to Common Stock of the Company at $38.00 per share.

Additionally, the Company generated revenue of $410,000 in the year ended December 31, 1994 from an agreement with BDM Technologies, Inc. ("BDM") for technical support in developing a low rate initial production line for the Horizon battery. The BDM agreement ended in 1994.

Costs and Expenses

Total costs and expenses decreased significantly during the year ended December 31, 1996 compared to 1995. During 1996, management implemented cost control measures to conserve cash and to reduce expenses, particularly in light of the change in the California mandates. Costs were also reduced as a result of increases in productivity. Generally, total costs were higher in 1995 as compared to 1996, as in 1995, the Company began to purchase machinery and implement production processes to manufacture the Horizon battery in commercial quantities and increased the production, marketing and administrative staffs accordingly in anticipation of the production purchase order received from
Chrysler  in  December  1995.   During  1995,  the  Company  also
incurred significant nonrecurring costs to replace batteries which failed to perform as expected due to early manufacturing problems as well as improper storage and charging of the batteries by customers. Additionally, the Company issued 136,000 shares of unregistered, restricted shares of Common Stock in 1995 which were valued at $1,468,000 and charged to expense, associated with investor/public relations services to be provided by a consulting firm. Significant research and development expenditures were also incurred in 1995 which resulted in technical achievements in specific energy, power and cycle life from batteries produced on the manufacturing line, not just laboratory prototypes. Interest costs were higher in 1995 as well due to the incurrance in 1995 of approximately $13,000,000 in Convertible Debt financing which generally converted within 90 days of the respective financing. Interest costs in 1995 included $2,603,250 (recorded during 1996 as a restatement to 1995 financial statements) related to the conversion discount from market on the Convertible Notes Payable (generally 20-25%). The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). Interest costs of $141,750 were recorded in 1996 for the Convertible Notes Payable issued in 1995. There were no Convertible Notes Payable issued in 1996.

Since sales did not materialize as anticipated in late 1995 and into 1996, management began a cost reduction program. Staffing was reduced by approximately 50% during 1996 and the capacity of the San Marcos plant was increased through upgrades and further refinement of the production processes. During late 1996, management made the decision to consolidate its Austin headquarters into the San Marcos manufacturing plant to further reduce costs. Manufacturing costs have remained high as a percentage of battery sales during 1996 due to the fact that the Company has maintained the minimum production level necessary to demonstrate the ability to manufacture the Horizon battery in commercial quantities, even though battery sales of current battery models were significantly less than expected. Management expects manufacturing costs to decrease as a percentage of battery sales when volume production begins; however, the timing and amount of battery orders is uncertain. Management is continuing its efforts to control costs and reduce monthly cash expenditures.

Even though total costs and expenses decreased in 1996 compared to 1995, certain non-cash expenses significantly increased during 1996 compared to 1995. Depreciation and amortization costs nearly doubled from 1995 because a significant amount of equipment and intangibles were acquired during 1995 and were depreciated/amortized for the entire period in 1996 compared to a shorter period in 1995. In addition, during 1996, the Company disposed of approximately $526,000 of equipment which was no longer in use.

Prior to June 1994, total costs were substantially lower, as the Company was primarily performing research and development activity related to the Horizon battery, and costs for the production facility were borne by a strategic corporate partner. In the fourth quarter of 1994, the Company formalized its arrangement with BDM and agreed to a Technology License Agreement whereby the Company licensed BDM's manufacturing technology for use in producing the Horizon battery. In accordance with the terms of the agreement, the Company agreed to pay BDM: $80,000 cash; issue 170,000 shares of Common Stock in equal installments over a three year period; issue 20,000 shares of Common Stock if the Company decides to maintain the license beyond the original three year term; and to grant 100,000 options to purchase Common Stock at $40.00 per share. The Company also agreed to acquire BDM's interest in the corporate joint venture formed by BDM and the Company in 1993 for 10,000 shares of Common Stock. The Common Stock issued to BDM is unregistered; however, BDM has been given certain demand and "piggyback" registration rights. The Company recorded an expense of $3,819,350 in 1994 for the license of this manufacturing technology and will have no further expenses related to this technology in the future.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing state-of-the-art equipment to manage and control hazardous substances and pollution. The Company expended $8,000, $385,000 and $198,000 in 1996, 1995 and 1994, respectively, in capital expenditures for such equipment. As part of its on-going operations, the Company incurred $10,000, $170,000 and $80,000 in non-capital expenditures in 1996, 1995 and 1994, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs and management is not currently aware of any infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

During the years ended December 31, 1996, 1995 and 1994, the Company issued approximately 844,000, 1,500,000 and 200,000 shares of Common Stock, respectively, as a result of financing transactions, purchases of technology and equipment, payment of the Technology License Payable and consulting services and the exercise of stock options. As a result of the increase in shares for these years, the loss per share in each was less than it would have been based on the shares outstanding at the end of the preceding year. Management of the Company believes that the issuance of shares in these years was necessary to fund the increased working capital and capital expenditure requirements.

Liquidity and Capital Resources

During 1996, the Company did not generate sufficient cash flow from operations to fund its working capital needs. Net cash used in operating activities was approximately $3,300,000 in 1996 (down from $15,200,000 in 1995). As a result, the Company sold 292,084 shares of Common Stock which resulted in net proceeds to the Company of $2,547,000 during the year (down from $19,000,000 of external funding raised in 1995). Included in cash flow from operations in 1996 is a $3,000,000 payment from Chrysler for compensation for continued capacity maintenance, ER&D and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program. Funds generated in 1996 were used to maintain minimum production capabilities and a core staff to sustain operations. Capital expenditures of approximately $384,000 were made in order to further automate the production process and reduce operating costs. During 1996, the Company significantly reduced operating costs by reducing personnel approximately 50% and consolidating its Austin headquarters into the San Marcos manufacturing facility. These cost reductions were achieved while still increasing the Company's production capacity.

Management expects the level of battery sales to increase beginning in late 1997 as the Company receives an increase in orders under the Chrysler production purchase order and from others currently testing various types of batteries. However, due to weakened government mandates, management does not expect sales from Chrysler to reach levels originally projected in the near-term. In addition, management expects revenue from project agreements to increase from current levels beginning in late 1997 or 1998 as the Company finalizes project agreements to design and build prototype batteries and delivers such products and services. The timing and amount of battery sales and revenue from project agreements is uncertain. Management does not expect sales from these orders or services to generate sufficient funds to support its overall working capital and capital expenditure needs through 1997. Additional debt and/or equity financing will be necessary to sustain operations.

In January 1997, the Company completed a private placement of 109,397 shares of Common Stock with its executive officers and certain other accredited investors which generated net proceeds of $680,508. In connection with this offering, the Company issued 616,383 warrants with exercise prices ranging from $5.25 to $7.56 per share. All warrants have a two-year term from date of issue. The portion of the private placement sold to executive officers ($250,000) may have to be repaid by the Company if the purchase of such shares is not approved by the shareholders.

In January 1997, the Company filed a registration statement on Form S-3 for the sale of 160,000 shares issued to Ally Capital Corporation ("Ally") as prepayment for capital lease obligations owed by the Company. The shares will be sold by Ally, the proceeds of which will be used to satisfy lease obligations (approximately $900,000 as of March 14, 1997). If the proceeds from the sale of such shares are not sufficient to satisfy the lease obligations due to fluctuations in market prices, the Company will, on a one time basis, issue additional shares of Common Stock or pay cash to Ally to make up the deficiency. Ally will retain any overage from the sale of such shares in excess of the lease obligations. Upon payment of all lease obligations, letters of credit of $663,000 which securitize the lease obligations will be canceled and certificates of deposit of an equal amount that collaterialize the letters of credit will be released. Management does not expect to complete this transaction until the second quarter of 1997. See Note Q in the financial statements for further discussion regarding the accounting for these shares as of December 31, 1996.

Subsequent to December 31, 1996, the Company received $500,000 in the form of an unsecured promissory note bearing interest at 5% from an unrelated "Fortune 500" manufacturing company with whom the Company is pursuing additional relationships. The note is payable on demand at any time after May 7, 1997. The lender may credit the note against any purchase price it agrees to pay for any other securities; however, there is no assurance that any other business arrangements will be completed with the lender.

The Company does not anticipate significant capital expenditures in 1997 to satisfy anticipated demand for battery orders. There were no significant capital commitments at December 31, 1996.

Convertible debentures of $250,000 will mature on April 12, 1997. These debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted.

As of March 14, 1997, the Company had approximately $550,000 of unrestricted cash available. Management is continuing its efforts to control costs and believes it has sufficient cash to continue operations through the first quarter of 1997, however, it will be necessary to raise additional financing before the end of the second quarter of 1997 to sustain operations and fund anticipated growth. Management believes that the cash shortage from operations will decrease in 1997. If anticipated project agreements are finalized and volume orders for batteries are received, additional external financing for operations may not be necessary in late 1997. However, the timing and amount of battery orders and revenue from project agreements are uncertain.

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

Other

In 1994, the Company signed a "Know-How License Agreement" (the "Agreement") with Horizon Battery Technologies, Ltd., ("HBTL"), of Bombay, India, calling for the completion of several detailed subordinate agreements with the ultimate purpose to license the manufacture and sale of batteries in India. The effectiveness of the Agreement was conditioned upon the subsequent execution of these six related agreements, none of which were executed. The Company believes, therefore, the Agreement never became effective and has no force or effect. Separately in 1995, HBTL agreed to pay the Company $250,000 for a Preliminary Design Review ("PDR") for a potential manufacturing facility in India which was required to complete one of the subordinate agreements. The Company received $100,000 from HBTL and completed the PDR in 1995. The remaining $150,000 was never paid by HBTL, in spite of repeated demands by the Company.

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company has filed a petition in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL is contesting jurisdiction and is seeking removal of the proceedings to the U.S. Federal Courts. The Company has not recorded a liability in the financial statements at December 31, 1996 for this uncertainty, as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could, in the worst case, have a material adverse effect on the financial position of the Company.

On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse stock split. The Company amended its Certificate of Incorporation on July 22, 1996 to effect the reverse split. Pursuant to this amendment, each ten shares of Common Stock outstanding immediately prior to the reverse split ("Old Shares") were reclassified as one share of new Common Stock ("New Shares"). The par value per share of the Common Stock has correspondingly increased from $0.10 per share to $1.00 per share. No fractional New Shares were issued as a result of the reverse split; rather, each shareholder whose Old Shares were not evenly divisible by ten received one additional New Share for the fractional New Share that such shareholder would otherwise be entitled to have received as a result of the reverse split. All references in this report and in the financial statements to share and per share amounts have been restated to retroactively reflect the reverse split.

Management of the Company believes that inflation does not have a material effect on the Company's results of operations.


Item 8.  Financial Statements and Supplementary Data.

See Item 14(a) for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

None

                            PART III


Item 10.  Directors and Executive Officers of Registrant.

Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.

Information with regard to the filing of reports of ownership and changes of ownership by the Company's directors, officers, and persons who beneficially own more than ten percent of a registered class of the Company equity securities is set forth under "ELECTION OF DIRECTORS - Section 16(a) Disclosure" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.


Item 11.  Executive Compensation.

Information with regard to executive compensation and pension or similar plans is set forth under "ELECTION OF DIRECTORS - Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

Information with regard to security ownership of certain beneficial owners and management is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

Information with regard to certain transactions is set forth under "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "ELECTION OF DIRECTORS - Certain Relationships and Related Transaction" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

(a)(1) The following financial statements of the Company are included in Item 8:
                                                           Page No.

     Balance Sheets -- December 31, 1996 and 1995             F-3

     Statements of Operations--For the years
       ended December 31, 1996, 1995, and 1994                F-4

     Statements of Shareholders' Equity -- For
       the years ended December 31, 1996, 1995 and 1994       F-5

     Statements of Cash Flows--For the years
       ended December 31, 1996, 1995, and 1994                F-6

     Notes to Financial Statements--
       December 31, 1996                                      F-7

   (2)  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the notes to financial statements, not required under the related instructions or are inapplicable, and therefore have been omitted.

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

          3.5 Amendment to the Restated Certificate of Incorporation of Electrosource filed as of July 22, 1996 (filed as Exhibit 3.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

          3.6   Bylaws  of Electrosource, Inc. (filed as  Exhibit
          3.2 to Form 10, and incorporated herein by reference).

          3.7 Amendment to Bylaws of Electrosource, Inc., pursuant to a Certificate of Secretary dated May 25, 1990 (filed as Exhibit 3.3 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          3.8 Amendment to Bylaws of Electrosource, Inc. dated November 3, 1993 (filed as Exhibit 3.5 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          3.9   Amendment to Bylaws of Electrosource, Inc.  dated
          June  23, 1994, (filed as Exhibit 3.6 to Electrosource,
          Inc., Annual Report filed on Form 10-K for the period ended December 31, 1994).

          3.10  Amendment to Bylaws of Electrosource, Inc.  dated
          November 13, 1996.

          4.1 Letter Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer, and Electrosource, Inc.,
          dated   July  25,  1995  (filed  as  Exhibit   4.7   to
          Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.2 Letter Agreement between ACM Advisors of Zurich, Switzerland, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.8 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

          4.3 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer, and Electrosource, Inc., dated July 27, 1995 (filed as
          Exhibit 4.10 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.4 Form of 10% Convertible Debentures entered into by each participant with Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.9 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.5 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report of Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.6 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.7 Warrant to purchase up to 250,000 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.8 Representative Subscription Agreement entered into by each participant with Electrosource, Inc., dated on the date of execution (filed as Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference.).

          4.9 Letter Agreement between Shoreline Pacific, an institutional Buyer, and Electrosource, Inc., dated October 3, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.10 Offshore Securities Subscription Agreement between participants and Electrosource, Inc., dated October 10, 1995 (filed as Exhibit 4.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.11 Letter Agreement between Shoreline Pacific, an institutional Buyer, and Electrosource, Inc., dated October 25, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.12 Offshore Securities Subscription Agreement between participants and Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.13 Form of 8% Convertible Debentures entered into by each participant with Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.14 Offshore Securities Subscription Agreement dated February 22, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc. (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.15 Offshore Securities Subscription Agreement dated May 2, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc. (filed as Exhibit 4.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.16 Warrants to purchase up to 22,789 shares of Electrosource, Inc. Common Stock, issued to three principals of Pacific Shoreline dated October 20, 1995 and issued as of May 9, 1996 (filed as Exhibit 4.3 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.17 Warrants to purchase up to 56,700 shares of Electrosource, Inc. Common Stock, issued to three principals of Pacific Shoreline dated December 5, 1995 and issued as of May 9, 1996 (filed as Exhibit 4.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.18 Warrant to purchase up to 50,000 shares of Electrosource, Inc., Common Stock, issued to Ally Capital Management Inc. on April 17, 1995 (filed as
          Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          4.19 Warrant to purchase up to 90,000 shares of Electrosource, Inc., Common Stock, issued to Oppenheimer & Co., Inc. (Investment Bankers) dated April 28, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter
          ended  June  30,  1995,  and  incorporated  herein   by
          reference).

          4.20 1988 Non-Employee Director Option Plan of Electrosource, Inc. (filed as Exhibit 4.2 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-22223] filed June 7, 1988, and incorporated herein by reference).

          4.21 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed July 12, 1990, and incorporated herein by reference).

          4.22 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed June 30, 1992, and incorporated herein by reference).

          4.23 1993 Non-Employee Consultant Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-8 [Registration Statement # 33-65386], and incorporated herein by reference).

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

          10.11 Lease Agreement dated December 9, 1987, between Electrosource, Inc., and Crow-Gottesman-Hill, a Limited Partnership (filed as Exhibit 10.15 to Form S-
          1, and incorporated herein by reference).

          10.12 Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated February 22, 1992 (filed as Exhibit 10.25 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.13 First Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated February 24, 1993 (filed as Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.14 Second Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated March 1, 1996 (filed as Exhibit 10.14 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995).

          10.15 EPRI Agreement RP2415-15 dated July 20, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.16 EPRI Agreement RP2415-15, Amendment No. 1 dated November 12, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.17 EPRI Agreement RP2415-15, Amendment No. 2 dated January 27, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.18 Amendment No. 3 to Agreement between Electrosource, Inc. and Electric Power Research Institute, Inc. dated March 22, 1993 (filed as Exhibit
          10.53 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          10.19 Amendment No. 4 to Agreement between Electrosource, Inc. and Electric Power Research Institute, Inc. dated December 6, 1993 (filed as
          Exhibit 10.53 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-73582] filed December 24, 1993, and incorporated by reference).

          10.20 Business Alliance and License Agreement dated September 17, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.61 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference). *

          10.21 Amendment to Business Alliance and License Agreement dated November 1, 1995, between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.22 Shareholders Agreement dated April 25, 1993, between Electrosource, Inc. and BDM Technologies, Inc. (filed as Exhibit 10.60 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference). *

          10.23 Stock Purchase Agreement dated as January 31, 1995, between BDM Technologies, Inc., and Electrosource, Inc., (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.24 Operating Lease Agreement between Horizon Battery Technologies, Inc., BDM Technologies, Inc., and Electrosource, Inc., dated June 20, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.25 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc., dated August 17, 1993, (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.26 Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated July 7, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.27 A Convertible Promissory Note in favor of Mitsui Engineering and Shipbuilding Co., Ltd. was dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

          10.28 The Note Purchase Agreement between Mitsui Engineering and Shipbuilding co., Ltd. and Electrosource, Inc., dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

          10.29 Notice of Intent to Terminate Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated December 5, 1995 (filed as an Exhibit to the Company's December 22, 1995 Form 8-K, and incorporated herein by reference).

          10.30 A Convertible Promissory Replacement Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated March 6, 1996 (filed as
          Exhibit 10.33 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.31 A Convertible Promissory Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated October 26, 1995 (filed as
          Exhibit 10.34 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.32 A Convertible Promissory Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated March 6, 1996 (filed as
          Exhibit 10.35 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.33 Termination Agreement between Electrosource, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd., dated March 6, 1996 (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.34 Offshore Securities Subscription Agreement between Williams DeBroe, a British institutional buyer, and Electrosource, Inc., dated June 13, 1994 (filed as an Exhibit to the Company's July 21, 1994, Form 8-K and incorporated herein by reference).

          10.35 Representative Subscription Agreement entered into by each participant with Electrosource, dated on the date of execution (filed as an Exhibit to the Company's October 18, 1994, Form 8-K and incorporated herein by reference).

          10.36 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated January 25, 1995 (filed as an Exhibit to the Company's January 26, 1995 Form 8-K, and incorporated herein by reference).

          10.37 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated March 9, 1995
          (filed as an Exhibit to the Company's March 10, 1995 Form 8-K, and incorporated herein by reference).

          10.38 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer with Form of Convertible Debenture, and Electrosource, Inc., dated April 4, 1995 (filed as Exhibits to the Company's April 12, 1995 Form 8-K, and incorporated hereby by reference).

          10.39 Warrant to purchase up to 54,237 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to the Company's April 12, 1995 Form 8-K, and incorporated herein by reference).

          10.40 Subcontract Number 21614-TTS-7 between AECT, Inc., and Electrosource, Inc., dated March 21, 1994, (filed as Exhibit 10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.41 Purchase Agreement between Quantum Energy Systems and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.42 Equipment Lease Agreement dated April 6, 1995 between Ally Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.43 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.65 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.44 Development Agreement and Agreement for Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated November 1, 1995 (filed as Exhibit
          10.68 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.45 Purchase Order between Chrysler Corporation and Electrosource, Inc., dated January 9, 1996 (filed as Exhibit 10.69 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.46 Agreement for Aircraft Starting Battery Distribution between Electrosource, Inc., and Horizon Aviation, Inc. dated February 13, 1996 (filed as
          Exhibit 10.70 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.47 Joint Development Agreement between Electrosource, Inc. and Black & Decker (U.S.) Inc., dated March 8, 1996 (filed as Exhibit 10.71 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.48 Memorandum of Understanding between Electrosource, Inc. and Lockheed Martin Corporation dated March 15, 1996 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

          10.49      Form  of Director Indemnification  Agreement
          (filed  as Exhibit 10.8 to Electrosource, Inc.,  Annual
          Report on Form 10-K for the period ended December 31, 1987, and incorporated herein by reference).

          10.50 Director Indemnification Agreement dated January 16, 1992, between Electrosource, Inc., and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.51 Director Indemnification Agreement dated February 12, 1992, between Electrosource, Inc., and John Malone (filed as Exhibit 10.30 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.52 Director Indemnification Agreement dated November 4, 1992, between Electrosource, Inc., and
          Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.53 Director Indemnification Agreement dated September 1, 1993, between Electrosource, Inc., and Dr. Norman Hackerman (filed as Exhibit 10-57 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          10.54 Director Indemnification Agreement dated June 23, 1994, between Electrosource, Inc., and Michael G. Semmens, (filed as Exhibit 10.72 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.55 Director Indemnification Agreement dated November 2, 1994, between Electrosource, Inc., and Richard S. Williamson, (filed as Exhibit 10.73 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.56 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.57 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.58     1987 Stock Option Plan of Electrosource, Inc.
          (filed  as  Annex  A,  pages  44  to  48  of  Company's
          Information Statement filed October 16, 1987, and incorporated herein by reference).

          10.59 Amendment No. 1 to 1987 Stock Option Plan of Electrosource, Inc., dated February 19, 1992 (filed as
          Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49049] filed June 30, 1992, and incorporated herein by reference).

          10.60 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.61 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.40 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.62 Amendment No. 4 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.63 1994 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.64 Consulting Agreement dated September 1, 1992, between Electrosource, Inc., and Norman Hackerman (filed as Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.65 Consulting Agreement dated August 1, 1993, between Electrosource, Inc., and Norman Hackerman, (filed as Exhibit 10.71 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.66 Agreement dated December 19, 1995, between Electrosource, Inc. and Robert M. Trembath (filed as
          Exhibit 10.103 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.67 Consulting Agreement dated January 1, 1993, between Electrosource, Inc., and Wilburn B. Laubach (filed as Exhibit 10.48 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.68 Consulting Agreement dated February 5, 1992, between Electrosource, Inc., and John D. Malone (filed as Exhibit 10.49 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.69 Consulting Agreement dated August 11, 1992, between Electrosource, Inc., and Ralph E. White (filed as Exhibit 10.52 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.70 Consulting Agreement dated September 1, 1995, between Electrosource, Inc., and Liviakis Financial Communications, Inc. (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.71 Offer of Employment dated October 11, 1994, between Electrosource, Inc., and Michael L. Weinstein, (filed as Exhibit 10.74 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.72 Separation, Release and Indemnity Agreement dated September 23, 1995, between Electrosource, Inc. and Michael L. Weinstein (filed as Exhibit 10.113 to Electrosource, Inc. Annual Report on Form 10-K for period ending December 31, 1995, and incorporated herein by reference).

          10.73 Offer of Employment dated May 26, 1994, between Electrosource, Inc., and Michael G. Semmens (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.74 Consulting Agreement dated August 1, 1995, between Donald C. Perriello and Electrosource, Inc. (as filed Exhibit 10.115 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.75 Consulting Agreement dated December 1, 1995, between William Griffin and Electrosource, Inc. (as filed Exhibit 10.116 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.76 Employment Agreement dated March 25, 1996, between William F. Griffin and Electrosource, Inc. (as filed Exhibit 10.2 to Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference).

          10.77 Consulting Agreement dated March 4, 1995, between Beacon Advisors, Inc. (Langhorne Reid, III) and Electrosource, Inc. (as filed Exhibit 10.117 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.78 Consulting Agreement dated January 1, 1996, between Jack J. Guy and Electrosource, Inc. (as filed
          Exhibit 10.118 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.79 Consulting Agreement dated November 15, 1994, between Richard C. Baker dba Talbot Management Services and Electrosource, Inc. (as filed Exhibit 10.119 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.80 Consulting Agreement between Electrosource, Inc. and Richard J. Goranflo, dated March 29, 1996. (as filed Exhibit 10.1 to Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference).

          10.81      Consulting Agreement between  Electrosource,
          Inc.  and James Jordan, dated April 6, 1996. (as  filed
          Exhibit 10.2 to Form 10-Q for the period ended June 30,
          1996, and incorporated herein by reference).

          10.82 Consulting Agreement between Electrosource, Inc. and Robert H. Schwartz d/b/a Jeremiah Partners, dated May 18, 1996. (as filed Exhibit 10.3 to Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference).

          10.83      Consulting Agreement between  Electrosource,
          Inc.  and  Len Grzanka dated July 15, 1996.  (as  filed
          Exhibit 10.4 to Form 10-Q for the period ended June 30,
          1996, and incorporated herein by reference).

          10.84      Consulting Agreement between  Electrosource,
          Inc. and Rick Blanyer dated September 1, 1996. (as filed Exhibit 10.1 to Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference).

          24.1 Consent of Ernst & Young LLP.

          27   Financial Data Schedule

*    Confidential  treatment of certain information contained  in this Agreement has been requested pursuant to Rule 406,  and
     the   Agreement  has  therefore  been  omitted   and   filed
     separately with the Commission.


(b)       Reports on Form 8-K.

          Reports  on  Form  8-K filed during the  quarter  ended
          December 31, 1996 were:

          None.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELECTROSOURCE, INC.

                                   By:      /s/
                                      Michael G. Semmens, President
Date:  March 25, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                         Date

      /s/                   President, Director           March 25, 1997
Michael G. Semmens          (Chief Executive Officer)


     /s/                    Director                      March 25, 1997
Richard Balzhiser


     /s/                    Director                      March 25, 1997
William R. Graham


     /s/                    Director                      March 25, 1997
Norman Hackerman


     /s/                    Director                      March 25, 1997
John D. Malone


     /s/                    Director                      March 25, 1997
Charles L. Mathews


     /s/                    Director                      March 25, 1997
Nathan Morton


                            Director                      March __, 1997
Richard S. Williamson


     /s/                    Director                      March 25, 1997
Thomas S. Wilson




     /s/                    Vice President Finance        March 25, 1997
James M. Rosel                and General Counsel
                            (Chief Financial Officer)


     /s/                    Controller/Treasurer          March 25, 1997
Mary Beth Koenig            (Principal Accounting Officer)


                        ELECTROSOURCE, INC.

                   Audited Financial Statements



                         December 31, 1996



Audited Financial Statements

Report of Independent Auditors                              F-2
Balance Sheets                                              F-3
Statements of Operations                                    F-4
Statements of Shareholders' Equity                          F-5
Statements of Cash Flows                                    F-6
Notes to Financial Statements                               F-7



                  REPORT OF INDEPENDENT AUDITORS








Shareholders and Board of Directors
Electrosource, Inc.


We have audited the accompanying balance sheets of Electrosource, Inc., as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note P, the Company has incurred recurring operating losses and has experienced cash flow shortages at various times. Management's plans in regard to these matters are also described in Note P. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note G, the Company has restated its financial statements as of December 31, 1995 and for the year then ended to recognize interest expense for the discount feature of convertible debentures convertible to common stock at a discount to market price.






Austin, Texas
February 28, 1997


                        ELECTROSOURCE, INC.
                          Balance Sheets

                                              December 31
                                          1996           1995
ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $ 367,861    $ 2,083,032
  Trade receivables (net of allowance
      for doubtful accounts of $15,599
      in 1996 and $36,223 in 1995)       247,631      1,535,749
  Inventories                            249,235        404,755
  Prepaid expenses and other assets      164,319        245,133
TOTAL CURRENT ASSETS                   1,029,046      4,268,669

PROPERTY AND EQUIPMENT, Net            4,787,019      6,009,334

INTANGIBLE ASSETS
  Technology license agreement         3,048,674      3,048,674
  Purchased technology                 2,412,886      2,412,886
  Less:  accumulated amortization     (2,607,093)    (1,613,973)
NET INTANGIBLE ASSETS                  2,854,467      3,847,587

RESTRICTED CASH                          744,824        744,824
OTHER ASSETS                              72,950        406,787
TOTAL ASSETS                          $9,488,306    $15,277,201

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                    $  704,841     $  876,746
  Accrued liabilities                  1,103,751      1,237,920
  Deferred revenue and advance
    payments on batteries              1,157,028              -
  Current  portion of capital lease
    obligations                          658,226        598,420
  Convertible notes payable              250,000              -
TOTAL CURRENT LIABILITIES              3,873,846      2,713,086

CONVERTIBLE NOTES PAYABLE                      -      8,020,000
TECHNOLOGY LICENSE PAYABLE             1,248,684      2,178,014
CAPITAL LEASE OBLIGATIONS
  (less current portion)                 519,047      1,126,252

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS' EQUITY
  Common Stock, par value $1.00 per
    share, authorized  50,000,000
    shares; issued and outstanding
    3,857,912 in 1996 and
    3,013,782 in 1995                  3,857,912      3,013,782
  Preferred Stock, par value $1.00
    per share; authorized 10,000,000
    shares, no shares issued or                -              -
    outstanding
  Warrants (Note K)                            -              -
  Paid in capital                     45,876,668     36,289,050
  Accumulated deficit                (45,887,851)   (38,062,983)
                                       3,846,729      1,239,849
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $ 9,488,306    $15,277,201

See notes to financial statements.


                        ELECTROSOURCE, INC.
                     Statements of Operations

                           For the years ended December 31
                            1996         1995         1994

REVENUES
  Battery sales         $  822,698  $ 1,195,597    $  377,666
  Project revenue          295,015      989,433     2,901,690
  Capacity maintenance
    revenue              2,365,535            -             -
  Interest income           79,263       93,354        74,400
  License fees                   -    1,000,000       800,000
  Revenue from joint
    venture partner              -            -       410,414
  Royalty revenue                -            -        50,000
                         3,562,511    3,278,384     4,614,170

COSTS AND EXPENSES
  Manufacturing          3,661,320    9,365,660     2,210,748
  Selling, general and
    administrative       3,108,909    6,329,776     4,485,650
  Research and
    development          1,450,658    3,454,578     1,932,685
  Technology license
    and royalties          111,271      110,000     3,929,350
  Depreciation and
    amortization         2,042,007    1,167,461       446,602
  Interest expense         487,717    3,238,954        72,000
  Loss on disposal of
    equipment              525,497            -             -
                        11,387,379   23,666,429    13,077,035
LOSS BEFORE INCOME
TAXES                   (7,824,868) (20,388,045)   (8,462,865)

INCOME TAXES
 (ALL FOREIGN)                   _      120,000        80,000

NET LOSS               $(7,824,868)$(20,508,045)  $(8,542,865)

LOSS PER SHARE         $     (2.13)$      (9.76)  $     (6.05)

AVERAGE SHARES
OUTSTANDING              3,667,776    2,102,295     1,411,989

See notes to financial statements.


                        ELECTROSOURCE, INC.
                Statements of Shareholders' Equity

                          For the years ended December 31, 1996, 1995 and 1994
                                                                    Total
                           Common     Paid In    Accumulated    Shareholders'
                            Stock     Capital      Deficit          Equity

Balance at
January 1, 1994         $1,317,280  $11,017,174  $ (9,012,073)    $ 3,322,381

Stock options exercised     12,816      131,189             -         144,005
Warrants exercised          14,800      318,200             -         333,000
Shares issued in
  Regulation S offering    120,000    2,551,556             -       2,671,556
Shares issued in
  Regulation D offering     48,550    1,337,924             -       1,386,474
Net loss for year ended
  December 31, 1994                                (8,542,865)     (8,542,865)
Balance  at
  December 31, 1994      1,513,446   15,356,043   (17,554,938)       (685,449)

Shares issued in
  Regulation S offering    372,164    4,987,836             -       5,360,000
Shares issued for
  Technology License        66,666    1,026,664             -       1,093,330
Stock options exercised     11,950      131,595             -         143,545
Conversion of Convertible
  Notes Payable            617,123    7,266,104             -       7,883,227
Shares issued for
  consulting services      136,000    1,332,800             -       1,468,800
Shares issued in
  Regulation D offering     80,633      806,333             -         886,966
Shares issued for equipment
  and purchased technology 215,800    2,778,425             -       2,994,225
Adjustment for conversion
  discount on Convertible
  Notes Payable
  (See Note G)                   -    2,603,250             -       2,603,250
Net loss for year ended
  December 31, 1995
  (See Note G)                   -            -   (20,508,045)    (20,508,045)
Balance at December 31, 1995
  (As Restated - Note G) 3,013,782   36,289,050   (38,062,983)      1,239,849

Shares issued in
  Regulation S offerings   292,084    2,254,908             -       2,546,992
Conversion of Convertible
  Notes Payable            484,828    6,176,048             -       6,660,876
Conversion discount on
Convertible Notes Payable        -      141,750             -         141,750
Reverse Split - Fractional
  Shares (One-for-Ten)       1,353       (1,353)            -               -
Shares issued for
  Technology License        56,665      872,665             -         929,330
Shares issued for
  consulting services        6,000       58,800             -          64,800
Shares issued for
  equipment                  3,200       14,800             -          18,000
Stock options issued for
  consulting services            _       70,000             -          70,000
Net loss for year ended
  December 31, 1996              -            -    (7,824,868)     (7,824,868)
Balance at
  December 31, 1996     $3,857,912  $45,876,668  $(45,887,851)    $ 3,846,729

See  notes  to  financial statements.



                        ELECTROSOURCE, INC.
                     Statements of Cash Flows

                                         For the years ended December 31
                                       1996           1995           1994
OPERATING ACTIVITIES
  Net loss                         $(7,824,868)   $(20,508,045)   $(8,542,865)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Common Stock issued for
        Technology License                   -               -      3,271,343
      Equity instruments issued
        for consulting services        134,800       1,468,800              -
      Depreciation and amortization  2,042,007       1,167,461        446,602
      Amortization of deferred
        financing costs                 48,349         104,891              -
      Non-cash interest expense
        (conversion discount)          141,750       2,603,250              -
      Interest expense paid in
        common stock                   105,103         190,000              -
      Decrease in deferred revenue           -      (1,000,000)             -
      Loss on disposal of equipment    575,497               -              -
  Changes in operating assets and
    liabilities:
      (Increase) decrease in trade
        receivables                    288,118         942,562        (39,929)
      (Increase) decrease in
        inventories                    155,520        (173,099)      (231,656)
      (Increase) decrease in prepaid
        expenses and other assets       80,814        (220,482)        12,429
      Increase (decrease) in
        accounts payable and
        accrued liabilities           (234,813)        240,130      1,280,005
      Increase in deferred revenue
        and advance payments on
        batteries                    1,157,028               -              -
CASH USED IN OPERATING ACTIVITIES   (3,330,695)    (15,184,532)    (3,804,071)

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                    (384,069)     (3,640,537)    (2,603,218)
CASH USED IN INVESTING ACTIVITIES     (384,069)     (3,640,537)    (2,603,218)

FINANCING ACTIVITIES
   Proceeds from convertible
     notes payable                           -      12,780,000      3,800,000
   Payment of notes payable and
     capital lease obligations        (547,399)       (330,490)      (735,179)
   Proceeds from issuances of
    common stock, net                2,546,992       6,390,511      4,535,035
   Proceeds from sale and
     leaseback transactions                  -       1,998,064              -
   Debt issuance and lease
     financing costs                         -      (1,378,450)             -
   Increase in restricted cash               -        (744,824)             -
CASH PROVIDED BY FINANCING
ACTIVITIES                           1,999,593      18,714,811      7,599,856

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                    (1,715,171)       (110,258)     1,192,567

Cash and cash equivalents at
  beginning of period                2,083,032       2,193,290      1,000,723

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                              $  367,861     $ 2,083,032    $ 2,193,290

See notes to financial statements.



                  NOTES TO FINANCIAL STATEMENTS
                       ELECTROSOURCE, INC.
                        December 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Electrosource, Inc. (the "Company") was incorporated as a Delaware corporation on June 3, 1987. The Company designs and manufactures advanced lead-acid batteries for use in four major markets: motive power, portable power, power management, and starting applications. The majority of revenue recognized through December 31, 1996, has been generated from domestic customers.

During 1993, the Company and BDM Technologies, Inc. ("BDM"), under a strategic alliance, formed Horizon Battery Technologies, Inc. ("HBTI") in order to establish and operate a limited capability facility for manufacturing and producing advanced technology batteries. Each partner maintained a 50% interest. During 1994, the Company finalized a Technology License Agreement with BDM and obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. In addition, the Company purchased BDM's interest in HBTI for 100,000 shares of Common Stock. (See also Note H.)

Cash   and  Cash  Equivalents:   The  Company's  cash  and   cash
equivalents consist of cash and short-term investments with a maturity of three months or less when purchased.

Inventories: Inventories are stated at the lower of cost (on a standard, direct materials cost basis) or market value.

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

Technology License Agreement and Purchased Technology: The Company has been assigned all license rights relating to coextruded wire by the original licensee. (See Note D.) The cost of this license is being amortized over the legal life of the patents on the technology (17 years). The patents expire beginning in 2004. On November 1, 1995, the Company obtained intellectual property rights (purchased technology) developed under a Research and Development Agreement. (See Notes D and L.) The cost of this purchased technology is being amortized over three years. On an ongoing basis, management reviews the valuation and amortization of its intangibles, taking into consideration any events or circumstances which might have diminished their value.

Stock   Compensation:   The  Company  accounts  for   its   stock
compensation  arrangements  under  the  provisions  of  APB   25,
"Accounting for Stock Issued to Employees."

Loss Per Share: Loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidultive effect. Therefore, options and warrants were not included in the loss per share calculation.

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


NOTE B - INVENTORIES
                                     1996         1995

             Raw materials         $151,841     $289,725
             Work in progress        31,406       80,729
             Finished goods          65,988       34,301
                                   $249,235     $404,755


NOTE C - PROPERTY AND EQUIPMENT

                                            1996               1995
        Office equipment                $  751,342         $  739,677

        Production and lab equipment     5,062,475          5,340,172

        Leasehold improvements           1,290,197          1,468,384

                                         7,104,014          7,548,233

        Less - accumulated depreciation
            and amortization            (2,316,995)        (1,538,899)

        Total Property and Equipment   $ 4,787,019        $ 6,009,334


Production equipment of $2,067,895 has been capitalized in accordance with the terms of related leases at December 31, 1996.
Accumulated depreciation for such equipment was $589,614 at December 31, 1996.


NOTE D - INTANGIBLE ASSETS

Technology License Agreement
At its inception, the Company obtained an exclusive sublicense for the development, manufacture and commercial exploitation of coextruded wire for lead-acid battery applications. In May 1990, the licensee, with the consent of the licensor, assigned the rights under the original License Agreement to the Company. This assignment provides the Company with unrestricted applications of the licensed technology and effectively terminates the Sublicense Agreement between the licensee and the Company. Previous to this assignment, the Company's use of the technology was limited specifically to products and components associated with lead-acid, storage batteries. The Company is responsible for the maintenance and administration of the licensed patent and has an obligation to pay the original licensee a royalty of four percent on all technology sales unrelated to lead-acid, storage batteries for the term of the License Agreement. A minimum annual royalty of $10,000 was due for a five year period beginning on the date of the assignment. Such royalty payments were to have begun in May 1991, but the licensee agreed to defer each payment for two years. The deferred minimum royalty payments accrue interest at the rate of 8.5 percent per year, from the original due date until paid. The Company has made all scheduled payments in accordance with the terms of the deferral agreement. The Company is obligated to pay the licensor a royalty of one-half of one percent of net sales of coextruded wire and wire-related products, with a minimum annual royalty of $100,000.

Purchased Technology
In November, 1995, the Company completed a research and development agreement with the Electric Power Research Institute ("EPRI"). (See Note L.) In accordance with the terms of a November 1995 amendment to the agreement, the Company issued 215,800 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. The shares were valued at $2,994,225; recorded as $581,339 to equipment and $2,412,886 to purchased technology. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties at the rate of one-half of one percent on sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.


NOTE E - RESTRICTED CASH

In connection with lease transactions completed during 1995, the Company was required to collateralize the obligations by establishing standby letters-of-credit in the amount of $744,824. These letters-of-credit are collateralized by certificates of deposit of an equal amount.


NOTE F - ACCRUED LIABILITIES

                                           1996            1995

       Payroll and related items       $  240,030      $  306,579
       Due to BDM (occupancy related)     407,269         178,083
       Other                              456,452         753,258

                                       $1,103,751      $1,237,920


NOTE G - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                   1996       1995

        Convertible Notes - 10%          $ 250,000        $  250,000
        Convertible Notes - 5%                   -         3,990,000
        Convertible Notes - 8%                   _         3,780,000
                                           250,000         8,020,000
        Less Current Maturities           (250,000)                0
        Total Convertible Notes Payable  $       0        $8,020,000

In October 1994, the Company entered into a 5% Convertible Promissory Note with Mitsui Engineering and Shipbuilding Co., Ltd. ("MES") for $3,800,000 maturing in October 2004, with interest due and payable semi-annually in the form of additional notes payable. A note payable in the amount of $190,000 was issued in October 1995 for interest for the year then ended with the same terms and conditions as the original note. In March 1996, MES applied $1,000,000 of its Convertible Notes Payable against $1,000,000 of outstanding license fees to the Company. A Replacement Note for $2,800,000 was issued at that time with the same terms and conditions as the original note. In July 1996, MES converted the Replacement Note (and subsequent accrued interest) into 81,841 shares of Common Stock at a conversion price of $38.00 per share.

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures are converted and mature on April 12, 1997. Interest is payable quarterly. Warrants to purchase 5,424 shares of Common Stock at a price of $36.875 per share, exercisable until April 5, 2000, were issued to the purchasers of the April 1995 Debentures. As of December 31, 1996, April 1995 Debentures with a total principal amount of $5,750,000 have been converted into 379,548 shares of Common Stock.

In July 1995, the Company issued $3,000,000 of 10% Convertible Debentures (the "July 1995 Debentures") resulting in net proceeds to the Company of $2,700,000. The July 1995 Debentures were convertible into Common Stock at a price equal to 80% of the closing price of the Common Stock on the business day immediately preceding such time as the debentures were converted, not to exceed 120% of the closing bid price on July 27, 1995 of $15.30. In addition, warrants to purchase 100,000 shares of Common Stock at a price of $30.00 per share, and an additional 100,000 shares at a price of $40.00 per share, exercisable until January 27, 1998, were issued to an agent of the holders of the July 1995
Debentures. In addition, warrants to purchase 25,000 shares of Common Stock at a price of $15.30 per share, the closing bid price on July 27, 1995, exercisable until July 27, 2000, were issued to another agent for this transaction. As of December 31, 1996, all of the July 1995 Debentures were converted into 237,578 shares of Common Stock.

In November 1995, the Company issued $3,780,000 of 8% Convertible Debentures (the "November 1995 Debentures") resulting in net proceeds to the Company of $3,477,600. The November 1995 Debentures and related accrued interest were convertible into Common Stock at a price equal to 75% of the average closing price of the Common Stock for the five business days immediately preceding the respective conversion date. In addition, warrants to purchase 5,670 shares of Common Stock at a price of $15.60 per share, exercisable until November 10, 1997, were issued to an
agent  of  the  holders of the November 1995 Debentures.   As  of
December 31, 1996, all of the November 1995 Convertible Debentures and related interest were converted into 402,987 shares of Common Stock.

Previously, the Company accounted for the conversion of convertible debentures, issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Securities and Exchange Commission recently announced that it believes such discounts should be treated as interest expense. Accordingly, the Company has restated its financial statements for the year ended December 31, 1995 to reclassify the discount (generally 20-25%) as interest expense and record it as a cost of borrowing. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). The restatement increased the net loss for the year ended December 31, 1995 by $2,603,250 ($1.24 per share) and increased the accumulated deficit and paid in capital by the same amount. In addition, the Company has recorded an additional $141,750 in interest expense related to the quarter ended March 31, 1996.

Cash interest paid by the Company was approximately $241,000, $342,000 and $72,000 in 1996, 1995 and 1994, respectively.


NOTE H - TECHNOLOGY LICENSE PAYABLE

Through its funding to HBTI for development of a low rate initial production line for the Horizon battery, BDM owned the rights to certain technologies for the manufacture of such batteries. During 1994, the Company finalized a Technology License Agreement with BDM. Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to pay BDM: $80,000 cash; issue 170,000 shares of Common Stock in thirty-six equal installments; issue 20,000 additional shares of Common Stock if the Company decides to maintain the license beyond the original three year term; grant 100,000 options to purchase Common Stock exercisable at $40.00 per share; and buy BDM's interest in HBTI for 10,000 shares of Common Stock. The Company recorded an expense of $3,819,350 in 1994 for this transaction based on the fair market value of the various components of the transaction. This was treated as an expense as the technological feasibility of the manufacturing technology licensed had not been completely proven and the Company at that time had no alternative future uses for this technology.


NOTE I - LEASE AND OTHER COMMITMENTS

The Company leases various plant and office facilities, and production, office and warehouse equipment under operating and capital leases expiring between 1997 and 2003. Future minimum annual rentals under lease arrangements at December 31, 1996 are as follows:

                                    Capital Leases
                                         Sale/                  Operating
      Fiscal Year           Total      Leasebacks     Other      Leases

          1997           $  764,637    $  751,342    $13,295    $  897,331
          1998              403,864       399,349      4,515       899,887
          1999               90,576        90,576          _       441,070
          2000               75,480        75,480          _       370,934
          2001                    _             _          _       365,000
          Thereafter              _             _          _       805,000
                          1,334,557     1,316,747     17,810    $3,779,222
Less imputed interest      (157,284)     (154,959)    (2,325)
Present value of capital
  lease obligations      $1,177,273    $1,161,788    $15,485

During 1995, the Company completed two agreements to sell and lease back $1,998,064 of capital equipment. The leases are collateralized by letters-of-credit in the amount of $663,220. The amount of the letters-of-credit can be reduced if the Company completes an offering of securities with net proceeds of $20 million or more. In connection with this transaction, the lessor was granted warrants to purchase 7,500 shares of Common Stock at an exercise price of $40.00 per share, exercisable until April 17, 2000. In January 1997, the Company filed a registration statement on Form S-3 to register 160,000 shares of the Company's Common Stock which were issued to the Lessor for prepayment of the equipment lease obligations. (See Note Q.) Other leased equipment is collateralized by a letter-of-credit in the amount of $81,604.

The Company's monthly rental rate on its 88,000 square foot facility is approximately $25,000 per month, expiring in November 2003. The Company has an option to purchase the property and improvements for $2,678,000 until August 1997. The Company's obligations under this lease are guaranteed by BDM. The Company must pay the Lessor a fee of $30,000 upon expiration of the option if it is not exercised. Rental expense for operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $824,000, $858,000 and $497,000, respectively.

In September 1995, the Company engaged Liviakis Financial Communications, Inc. ("Liviakis") to provide consulting services for a two year period. As consideration for these services, the Company issued 136,000 unregistered, restricted shares of Common Stock to Liviakis, which were valued at $1,468,800 and charged as an expense in 1995, and agreed to issue an additional 12,000 unregistered, restricted shares of Common Stock to Liviakis in six installments over a two year period which are being expensed as earned over the respective period.

NOTE J - CONTINGENCIES

In 1994, the Company signed a "Know-How License Agreement" (the "Agreement") with Horizon Battery Technologies, Ltd. ("HBTL"), of Bombay, India, calling for the completion of several detailed subordinate agreements with the ultimate purpose to license the manufacture and sale of batteries in India. The effectiveness of the Agreement was conditioned upon the subsequent execution of these six related agreements, none of which were executed. The Company believes, therefore, the Agreement never became effective and has no force or effect. Separately in 1995, HBTL agreed to pay the Company $250,000 for a Preliminary Design Review ("PDR") for a potential manufacturing facility in India which was required to complete one of the subordinate agreements. The Company received $100,000 from HBTL and completed the PDR in 1995. The remaining $150,000 was never paid by HBTL, in spite of repeated demands by the Company.

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company has filed a petition in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL is contesting jurisdiction and is seeking removal of the proceedings to the U.S. Federal Courts. The Company has not recorded a liability in the financial statements at December 31, 1996 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could, in the worst case, have a material adverse effect on the financial position of the Company.

The Company is also involved in certain other contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.

Trade  receivables are composed of balances due  from  a  limited
customer  base.   Although the Company  has  a  concentration  of
credit   risk,  the  Company  has  not  experienced   significant
collection losses from these respective customers.

Activity in the Company's allowance for doubtful accounts was  as follows:

                                                    Additions
                                  Balance at   Charged to   Charged to    Write-Off of   Balance at
                                   Beginning     Costs and      Other      Uncollectible    End of
       Description                 of Period      Expense     Accounts       Accounts       Period
Year ended December 31, 1996
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts  $36,223       $15,599        - 0 -         $(36,223)      $15,599

Year ended December 31, 1995
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts   $7,500      $278,653        - 0 -        $(249,930)     $36,223

Year ended December 31, 1994
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtfull accounts   - 0 -        $7,500        - 0 -            - 0 -       $7,500

NOTE K - SHAREHOLDERS' EQUITY


Reverse Stock Split
On June 26, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse stock split. The Company amended its Certificate of Incorporation on July 22, 1996 to effect the reverse split. Pursuant to this amendment, each ten shares of Common Stock outstanding immediately prior to the reverse split ("Old Shares") were reclassified as one share of new Common Stock ("New Shares"). The par value per share of the Common Stock was correspondingly increased from $0.10 per share to $1.00 per share. No fractional New Shares were issued as a result of the reverse split. In lieu thereof, each shareholder whose Old Shares were not evenly divisible by ten received one additional New Share for the fractional New Share that such shareholder would otherwise be entitled to have received as a result of the reverse split. All references in the financial statements to share and per share amounts have been restated to retroactively reflect the reverse split.

Stock Option Plans
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has a 1987 Stock Option Plan, a 1988 Non-Employee Director Stock Option Plan, a 1993 Non-Employee Consultant Stock Option Plan and a 1994 Stock Option Plan (collectively referred to as the "Plans"). The Plans provide for the grant/award of options at the discretion of the Compensation/Stock Option Committee to purchase shares of the Company's Common Stock at prices not less than 100% of the market price of such stock on the date the option is granted. These options generally become exercisable in three stages beginning six months after the date of grant and expire up to ten years from the date of grant. As of December 31, 1996, there are 60,922 shares available for grant under the Plans.

Management is seeking shareholder approval of a 1996 Stock Option Plan ("1996 Plan"), under which all outstanding options under the Plans presently in place would be aggregated and the Plans would be terminated. Management is seeking shareholder approval of 960,000 shares in the 1996 Plan, an increase of 588,165 shares currently authorized under the Plans. Grants of options to purchase 247,144 shares, approved by the Compensation Stock Option Committee under the 1996 Plan, have not been included in the information below as the 1996 Plan requires shareholder approval.

Pro forma information regarding net loss and loss per share is required for 1996 and 1995 by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.1% and 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .93 and 1.0; and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1996           1995

      Pro forma stock-based compensation expense    $  873,410    $   422,610
      Pro forma net loss                             8,698,278     20,930,655
      Pro forma loss per share                            2.37           9.96

The   effects  of  applying  Statement  No.  123  for  pro  forma disclosures are not necessarily indicative of future amounts due to the prospective adoption of FASB Statement No. 123's effects on reported net income for future years.

A  summary  of changes in common stock options during 1994,  1995 and 1996 is as follows:
                                                                    Weighted
                                                      Range of       Average
                                                      Exercise      Exercise
                                          Shares       Prices ($)     Price ($)

Options outstanding January 1, 1994      111,101     10.60-46.25      22.56
     Granted                             109,000     28.75-37.50      34.86
     Exercised                           (12,816)    10.60-18.75      11.24
     Surrendered                          (8,000)       40.00         40.00
Options outstanding December 31, 1994    199,285     10.60-46.25      29.31
     Granted                              75,500     13.72-33.75      25.06
     Exercised                           (11,950)    10.60-23.10      12.01
     Surrendered                         (24,900)    18.75-35.00      31.07
Options outstanding December 31, 1995    237,935     10.60-46.25      28.65
     Granted                             106,625      5.28-13.00      11.40
     Exercised                                 _               _          _
     Surrendered                         (68,767)    12.50-46.25      31.78
Options outstanding December 31, 1996    275,793      5.28-37.50      21.20

Options exercisable, December 31
                 1994                     81,525     10.60-46.25      21.33
                 1995                    132,602     10.60-46.25      27.01
                 1996                    181,880      5.28-37.50      21.80

The weighted-average fair value of options granted during 1996 and 1995 was $7.62 and $15.58 per share, respectively.

A summary of option information by exercise price as of December 31, 1996 follows:

              Total Options Outstanding              Currently Exercisable
                                           Weighted-
                               Weighted     Average                  Weighted-
                    Number      Average    Remaining    Number        Average
                      of       Exercise   Contractual     of         Exercise
                   Options      Price         Life      Options        Price

  5.28 - 10.00      11,392     $ 5.67         4.61       11,392       $ 5.67
 10.01 - 15.00     126,151      11.86         6.53       70,338        11.64
 15.01 - 20.00      20,200      16.80         3.58       15,400        17.17
 20.01 - 25.00       5,750      23.10         1.01        5,750        23.10
 25.01 - 30.00      17,900      27.76         7.22       13,067        27.74
 30.01 - 35.00      82,400      34.86         4.46       55,600        34.86
 35.01 - 37.50      12,000      36.98         2.03       10,333        37.10
  5.28 - 37.50     275,793     $21.20         5.35      181,880       $21.80

Warrants
The Company has issued numerous warrants associated with various debt and equity financings with varying expiration dates through July 2000. The following table represents a summary of warrant activity for the three years ended December 31, 1996:

                                                              Price Per
                                                Warrants     Warrant ($)

       Warrants outstanding January 1, 1994      18,800         22.50
             Issued                              48,550     25.00 - 35.00
             Exercised                          (14,800)        22.50
             Expired                             (4,000)        22.50
       Warrants outstanding December 31, 1994    48,550     25.00 - 35.00
             Issued                             245,844     15.30 - 40.00
       Warrants outstanding December 31, 1995   294,394     15.30 - 40.00
       Warrants outstanding December 31, 1996   294,394     15.30 - 40.00

Reserved Shares
At December 31, 1996, shares of the Company's Common Stock were reserved as follows for issuance under:

                   Stock option plans               371,835
                   BDM transaction                  176,668
                   Conversion of the
                     April 1995 Debentures           45,000
                   Exercise of warrants             294,423
                   Liviakis consulting agreement      6,000
                                                    893,926


NOTE L - REVENUE

Project
The Company generated project revenue of approximately $2,056,000 in 1994 under an agreement with EPRI for continuing efforts to develop and commercialize the Company's proprietary advanced lead-
acid  battery.   On November 1, 1995, the Company  completed  its
Research and Development Agreement with EPRI.  (See Note D.)

In August 1994, Chrysler awarded the Company a $1,600,000 contract to custom fit the Horizon battery to prototypes of Chrysler's NS electric minivan. The Company recorded approximately $778,000 and $846,000 in project revenue under this agreement in 1995 and 1994, respectively.

During 1996, the Company generated project revenue of approximately $115,000 from Chrysler for various environmental and other tests performed on the Horizon battery. The remainder of project revenue generated in 1996 was from agreements to design and provide prototype batteries to various customers for a variety of applications.

Capacity Maintenance
In July 1996, the Company received a $3,000,000 payment from Chrysler. Chrysler designated $2,366,000 of this payment as compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program and $634,000 for various engineering, research and development (ER&D) efforts. The Company recorded $2,366,000 as income as all tasks necessary to earn the income had been performed and there were no further obligations related to such revenue. The Company recorded $634,000 as deferred revenue which will be recognized in income as the ER&D tasks are performed.

Batteries
Approximately 50% of the Company's 1996 and 1995 battery sales were to Chrysler.


NOTE M - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 1996, and 1995, are as follows:

                                                         1996            1995
  Deferred Tax Assets:
    Net operating loss and other tax carry-forwards  $11,432,000    $ 9,064,000
    Book depreciation in excess of tax depreciation      576,000        263,000
    Accruals and other                                   730,000      1,163,000
  Total deferred tax assets                           12,738,000     10,490,000
  Less valuation allowance                           (12,738,000)   (10,490,000)
         Deferred tax assets, net                    $         _    $         _

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996        1995        1994
  Income tax benefit at statutory
       U.S. federal income tax rate       (34.0%)     (34.0%)     (34.0%)
  Increase in valuation allowance          34.0%       35.6%       34.0%
  Other                                     0.0%       (0.9%)       0.9%
  Effective income tax rate                 0.0%        0.7%        0.9%

The Company's valuation allowance increased by $2.2 million and $6.4 million during the years ended 1996 and 1995, respectively, as a result of net operating losses which were generated but may not be realizable. At December 31, 1996, the Company had net operating loss carryforwards of approximately $37 million, which will expire from 2002 through 2011, research and development credits of approximately $35,000 and foreign tax credits of approximately $200,000 which expire beginning in 2009 and 1999, respectively. Ownership changes have resulted in utilization of the Company's net operating losses being limited.


NOTE N - RELATED PARTY TRANSACTIONS

Certain directors of the Company are also shareholders of the licensor of coextruded wire technology.

During 1995, the Company entered into agreements with a director of the Company for the development of certain machinery and materials as well as general consulting. The Company paid $103,000 and $17,000 under such agreements in 1996 and 1995, respectively, and has committed to pay approximately $9,000 per month through July 1997. The Company may also purchase machinery developed in accordance with this agreement at its option for an additional fee. In addition, the Company has leased approximately 4,000 square feet in the director's manufacturing facility through December 1, 1997 for a total cost of $4,800.

NOTE O - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution plan covering all full-time eligible employees. The Company matches twenty-five percent of a participant's voluntary contributions up to a maximum of four percent of a participant's compensation. The Company's contribution expense was approximately $18,000, $20,000 and $22,000 in 1996, 1995 and 1994, respectively.


NOTE P - ABILITY TO CONTINUE AS A GOING CONCERN

During 1996, management focused attention on developing relationships with customers to design and provide prototype batteries for a variety of electric vehicle and non-electric vehicle applications and made progress toward integration of the Horizon battery technology into certain products. In addition, management significantly reduced operating costs. However, to date such efforts have not resulted in sufficient cash flow to sustain operations. Although management is making efforts to improve cash flow from operations, additional debt and/or equity financing will be necessary.

In January and March 1997, the Company completed private placements of debt and equity generating net proceeds to the Company of $1,180,508. (See Note Q.) Management is continuing to control costs and believes it has sufficient cash to continue operations at current levels through the first quarter of 1997; however, it will be necessary to raise additional financing before the end of the second quarter of 1997 to sustain operations and fund anticipated growth.

The Company has historically raised funds to sustain operations. Management is currently attempting to raise additional funds, primarily in the form of strategic partner relationships and license agreements with customers and organizations that can aid penetration of target markets and can assist financially; however there can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE Q - SUBSEQUENT EVENTS

In January 1997, the Company completed a private placement of 109,397 shares of Common Stock with its executive officers and certain other accredited investors which generated net proceeds of $680,508. In connection with this offering, the Company issued 616,383 warrants with a term of two years and exercise prices ranging from $5.25 to $7.56 per share.

In January 1997, the Company filed a registration statement on Form S-3 for the sale of 160,000 shares issued to Ally Capital Corporation ("Ally") as prepayment for capital lease obligations owed by the Company. The shares will be sold by Ally, the proceeds of which will be used to satisfy the lease obligations (approximately $1,050,000 as of December 31, 1996). If the proceeds from the sale of such shares are not sufficient to satisfy the lease obligations due to fluctuations in market prices, the Company will, on a one time basis, issue additional shares of Common Stock or pay cash to Ally to make up the deficiency. Ally will retain any overage from the sale of such shares in excess of the lease obligations. Upon payment of all lease obligations, letters of credit for $663,000 which securitize the lease obligations will be canceled and certificates of deposit of an equal amount that collateralize the letters of credit will be released. The 160,000 shares were issued and outstanding as of December 31, 1996, but were not recorded as shareholders' equity in the financial statements because the aggregate amount of consideration for the transaction had not been determined and the lease obligation had not been satisfied at December 31, 1996.

Subsequent to December 31, 1996, the Company received $500,000 in the form of an unsecured demand note bearing interest at 5% from an unrelated corporation with whom the Company is pursuing additional relationships.


                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended               Commission
File
               December 31, 1996             Number 0-16323



           __________________________________________


                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)


               Delaware                          742466304
          (State or other jurisdiction
(I.R.S. Employer
          of incorporation or organization)
Identification No.)

          2809 Interstate 35 South                       78666
          San Marcos, Texas                       (Zip Code)
          (Address of principal
          executive offices)

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

          3.5 Amendment to the Restated Certificate of Incorporation of Electrosource filed as of July 22, 1996 (filed as Exhibit 3.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

          3.6   Bylaws  of Electrosource, Inc. (filed as  Exhibit
          3.2 to Form 10, and incorporated herein by reference).

          3.7 Amendment to Bylaws of Electrosource, Inc., pursuant to a Certificate of Secretary dated May 25, 1990 (filed as Exhibit 3.3 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          3.8 Amendment to Bylaws of Electrosource, Inc. dated November 3, 1993 (filed as Exhibit 3.5 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          3.9   Amendment to Bylaws of Electrosource, Inc.  dated
          June  23, 1994, (filed as Exhibit 3.6 to Electrosource,
          Inc., Annual Report filed on Form 10-K for the period ended December 31, 1994).

          3.10  Amendment to Bylaws of Electrosource, Inc.  dated
          November 13, 1996.

          4.1 Letter Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer, and Electrosource, Inc.,
          dated   July  25,  1995  (filed  as  Exhibit   4.7   to
          Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.2 Letter Agreement between ACM Advisors of Zurich, Switzerland, and Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.8 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated hereby by reference).

          4.3 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer, and Electrosource, Inc., dated July 27, 1995 (filed as
          Exhibit 4.10 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.4 Form of 10% Convertible Debentures entered into by each participant with Electrosource, Inc., dated July 27, 1995 (filed as Exhibit 4.9 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.5 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report of Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.6 Warrant to purchase up to 1,000,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.7 Warrant to purchase up to 250,000 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995, and incorporated herein by reference).

          4.8 Representative Subscription Agreement entered into by each participant with Electrosource, Inc., dated on the date of execution (filed as Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference.).

          4.9 Letter Agreement between Shoreline Pacific, an institutional Buyer, and Electrosource, Inc., dated October 3, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.10 Offshore Securities Subscription Agreement between participants and Electrosource, Inc., dated October 10, 1995 (filed as Exhibit 4.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.11 Letter Agreement between Shoreline Pacific, an institutional Buyer, and Electrosource, Inc., dated October 25, 1995 (filed as Exhibit 4.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.12 Offshore Securities Subscription Agreement between participants and Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.13 Form of 8% Convertible Debentures entered into by each participant with Electrosource, Inc., dated November 29, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended September 30, 1995, and incorporated herein by reference).

          4.14 Offshore Securities Subscription Agreement dated February 22, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc. (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.15 Offshore Securities Subscription Agreement dated May 2, 1996 between Arbinter Omnivalor, S.A. and Electrosource, Inc. (filed as Exhibit 4.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.16 Warrants to purchase up to 22,789 shares of Electrosource, Inc. Common Stock, issued to three principals of Pacific Shoreline dated October 20, 1995 and issued as of May 9, 1996 (filed as Exhibit 4.3 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.17 Warrants to purchase up to 56,700 shares of Electrosource, Inc. Common Stock, issued to three principals of Pacific Shoreline dated December 5, 1995 and issued as of May 9, 1996 (filed as Exhibit 4.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

          4.18 Warrant to purchase up to 50,000 shares of Electrosource, Inc., Common Stock, issued to Ally Capital Management Inc. on April 17, 1995 (filed as
          Exhibit 4.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          4.19 Warrant to purchase up to 90,000 shares of Electrosource, Inc., Common Stock, issued to Oppenheimer & Co., Inc. (Investment Bankers) dated April 28, 1995 (filed as Exhibit 4.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter
          ended  June  30,  1995,  and  incorporated  herein   by
          reference).

          4.20 1988 Non-Employee Director Option Plan of Electrosource, Inc. (filed as Exhibit 4.2 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-22223] filed June 7, 1988, and incorporated herein by reference).

          4.21 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed July 12, 1990, and incorporated herein by reference).

          4.22 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49042] filed June 30, 1992, and incorporated herein by reference).

          4.23 1993 Non-Employee Consultant Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-8 [Registration Statement # 33-65386], and incorporated herein by reference).

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

          10.11 Lease Agreement dated December 9, 1987, between Electrosource, Inc., and Crow-Gottesman-Hill, a Limited Partnership (filed as Exhibit 10.15 to Form S-
          1, and incorporated herein by reference).

          10.12 Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated February 22, 1992 (filed as Exhibit 10.25 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.13 First Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated February 24, 1993 (filed as Exhibit 10.27 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.14 Second Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc., dated March 1, 1996 (filed as Exhibit 10.14 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995).

          10.15 EPRI Agreement RP2415-15 dated July 20, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.16 EPRI Agreement RP2415-15, Amendment No. 1 dated November 12, 1992, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.17 EPRI Agreement RP2415-15, Amendment No. 2 dated January 27, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.18 Amendment No. 3 to Agreement between Electrosource, Inc. and Electric Power Research Institute, Inc. dated March 22, 1993 (filed as Exhibit
          10.53 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          10.19 Amendment No. 4 to Agreement between Electrosource, Inc. and Electric Power Research Institute, Inc. dated December 6, 1993 (filed as
          Exhibit 10.53 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-73582] filed December 24, 1993, and incorporated by reference).

          10.20 Business Alliance and License Agreement dated September 17, 1993, between Electrosource, Inc., and Electric Power Research Institute (filed as Exhibit
          10.61 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference). *

          10.21 Amendment to Business Alliance and License Agreement dated November 1, 1995, between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.22 Shareholders Agreement dated April 25, 1993, between Electrosource, Inc. and BDM Technologies, Inc. (filed as Exhibit 10.60 to Company's Registration Statement on Form S-1 [Registration Statement No. 33-65248] filed June 30, 1993, and incorporated herein by reference). *

          10.23 Stock Purchase Agreement dated as January 31, 1995, between BDM Technologies, Inc., and Electrosource, Inc., (filed as Exhibit 10.46 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.24 Operating Lease Agreement between Horizon Battery Technologies, Inc., BDM Technologies, Inc., and Electrosource, Inc., dated June 20, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.25 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc., dated August 17, 1993, (filed as Exhibit 10.42 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.26 Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated July 7, 1994 (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.27 A Convertible Promissory Note in favor of Mitsui Engineering and Shipbuilding Co., Ltd. was dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

          10.28 The Note Purchase Agreement between Mitsui Engineering and Shipbuilding co., Ltd. and Electrosource, Inc., dated October 26, 1994 (filed as an Exhibit to the Company's October 26, 1994, Form 8-K and incorporated herein by reference).

          10.29 Notice of Intent to Terminate Distributorship Agreement between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated December 5, 1995 (filed as an Exhibit to the Company's December 22, 1995 Form 8-K, and incorporated herein by reference).

          10.30 A Convertible Promissory Replacement Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated March 6, 1996 (filed as
          Exhibit 10.33 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.31 A Convertible Promissory Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated October 26, 1995 (filed as
          Exhibit 10.34 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.32 A Convertible Promissory Note between Mitsui Engineering and Shipbuilding Co., Ltd. and Electrosource, Inc., dated March 6, 1996 (filed as
          Exhibit 10.35 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.33 Termination Agreement between Electrosource, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd., dated March 6, 1996 (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.34 Offshore Securities Subscription Agreement between Williams DeBroe, a British institutional buyer, and Electrosource, Inc., dated June 13, 1994 (filed as an Exhibit to the Company's July 21, 1994, Form 8-K and incorporated herein by reference).

          10.35 Representative Subscription Agreement entered into by each participant with Electrosource, dated on the date of execution (filed as an Exhibit to the Company's October 18, 1994, Form 8-K and incorporated herein by reference).

          10.36 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated January 25, 1995 (filed as an Exhibit to the Company's January 26, 1995 Form 8-K, and incorporated herein by reference).

          10.37 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional buyer, and Electrosource, Inc., dated March 9, 1995
          (filed as an Exhibit to the Company's March 10, 1995 Form 8-K, and incorporated herein by reference).

          10.38 Offshore Securities Subscription Agreement between Rosehouse Ltd., a Bermuda-based institutional Buyer with Form of Convertible Debenture, and Electrosource, Inc., dated April 4, 1995 (filed as Exhibits to the Company's April 12, 1995 Form 8-K, and incorporated hereby by reference).

          10.39 Warrant to purchase up to 54,237 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to the Company's April 12, 1995 Form 8-K, and incorporated herein by reference).

          10.40 Subcontract Number 21614-TTS-7 between AECT, Inc., and Electrosource, Inc., dated March 21, 1994, (filed as Exhibit 10.43 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.41 Purchase Agreement between Quantum Energy Systems and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.42 Equipment Lease Agreement dated April 6, 1995 between Ally Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.43 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.65 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.44 Development Agreement and Agreement for Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated November 1, 1995 (filed as Exhibit
          10.68 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.45 Purchase Order between Chrysler Corporation and Electrosource, Inc., dated January 9, 1996 (filed as Exhibit 10.69 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.46 Agreement for Aircraft Starting Battery Distribution between Electrosource, Inc., and Horizon Aviation, Inc. dated February 13, 1996 (filed as
          Exhibit 10.70 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.47 Joint Development Agreement between Electrosource, Inc. and Black & Decker (U.S.) Inc., dated March 8, 1996 (filed as Exhibit 10.71 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.48 Memorandum of Understanding between Electrosource, Inc. and Lockheed Martin Corporation dated March 15, 1996 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996, and incorporated herein by reference).

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

          10.49      Form  of Director Indemnification  Agreement
          (filed  as Exhibit 10.8 to Electrosource, Inc.,  Annual
          Report on Form 10-K for the period ended December 31, 1987, and incorporated herein by reference).

          10.50 Director Indemnification Agreement dated January 16, 1992, between Electrosource, Inc., and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.51 Director Indemnification Agreement dated February 12, 1992, between Electrosource, Inc., and John Malone (filed as Exhibit 10.30 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference).

          10.52 Director Indemnification Agreement dated November 4, 1992, between Electrosource, Inc., and
          Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.53 Director Indemnification Agreement dated September 1, 1993, between Electrosource, Inc., and Dr. Norman Hackerman (filed as Exhibit 10-57 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference).

          10.54 Director Indemnification Agreement dated June 23, 1994, between Electrosource, Inc., and Michael G. Semmens, (filed as Exhibit 10.72 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.55 Director Indemnification Agreement dated November 2, 1994, between Electrosource, Inc., and Richard S. Williamson, (filed as Exhibit 10.73 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.56 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.57 Director Indemnification Agreement dated June 22, 1995, between Electrosource, Inc., and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.58     1987 Stock Option Plan of Electrosource, Inc.
          (filed  as  Annex  A,  pages  44  to  48  of  Company's
          Information Statement filed October 16, 1987, and incorporated herein by reference).

          10.59 Amendment No. 1 to 1987 Stock Option Plan of Electrosource, Inc., dated February 19, 1992 (filed as
          Exhibit 4.3 to Company's Registration Statement on Form S-8 [Registration Statement No. 33-49049] filed June 30, 1992, and incorporated herein by reference).

          10.60 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.61 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.40 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.62 Amendment No. 4 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.63 1994 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.4 to Electrosource, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

          10.64 Consulting Agreement dated September 1, 1992, between Electrosource, Inc., and Norman Hackerman (filed as Exhibit 10.45 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.65 Consulting Agreement dated August 1, 1993, between Electrosource, Inc., and Norman Hackerman, (filed as Exhibit 10.71 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.66 Agreement dated December 19, 1995, between Electrosource, Inc. and Robert M. Trembath (filed as
          Exhibit 10.103 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated herein by reference).

          10.67 Consulting Agreement dated January 1, 1993, between Electrosource, Inc., and Wilburn B. Laubach (filed as Exhibit 10.48 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.68 Consulting Agreement dated February 5, 1992, between Electrosource, Inc., and John D. Malone (filed as Exhibit 10.49 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.69 Consulting Agreement dated August 11, 1992, between Electrosource, Inc., and Ralph E. White (filed as Exhibit 10.52 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992, and incorporated herein by reference).

          10.70 Consulting Agreement dated September 1, 1995, between Electrosource, Inc., and Liviakis Financial Communications, Inc. (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

          10.71 Offer of Employment dated October 11, 1994, between Electrosource, Inc., and Michael L. Weinstein, (filed as Exhibit 10.74 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference).

          10.72 Separation, Release and Indemnity Agreement dated September 23, 1995, between Electrosource, Inc. and Michael L. Weinstein (filed as Exhibit 10.113 to Electrosource, Inc. Annual Report on Form 10-K for period ending December 31, 1995, and incorporated herein by reference).

          10.73 Offer of Employment dated May 26, 1994, between Electrosource, Inc., and Michael G. Semmens (filed as an Exhibit to the Company's Form 10-Q/A No. 1 for the period ended June 30, 1994, and incorporated herein by reference).

          10.74 Consulting Agreement dated August 1, 1995, between Donald C. Perriello and Electrosource, Inc. (as filed Exhibit 10.115 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.75 Consulting Agreement dated December 1, 1995, between William Griffin and Electrosource, Inc. (as filed Exhibit 10.116 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.76 Employment Agreement dated March 25, 1996, between William F. Griffin and Electrosource, Inc. (as filed Exhibit 10.2 to Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference).

          10.77 Consulting Agreement dated March 4, 1995, between Beacon Advisors, Inc. (Langhorne Reid, III) and Electrosource, Inc. (as filed Exhibit 10.117 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.78 Consulting Agreement dated January 1, 1996, between Jack J. Guy and Electrosource, Inc. (as filed
          Exhibit 10.118 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.79 Consulting Agreement dated November 15, 1994, between Richard C. Baker dba Talbot Management Services and Electrosource, Inc. (as filed Exhibit 10.119 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference).

          10.80 Consulting Agreement between Electrosource, Inc. and Richard J. Goranflo, dated March 29, 1996. (as filed Exhibit 10.1 to Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference).

          10.81      Consulting Agreement between  Electrosource,
          Inc.  and James Jordan, dated April 6, 1996. (as  filed
          Exhibit 10.2 to Form 10-Q for the period ended June 30,
          1996, and incorporated herein by reference).

          10.82 Consulting Agreement between Electrosource, Inc. and Robert H. Schwartz d/b/a Jeremiah Partners, dated May 18, 1996. (as filed Exhibit 10.3 to Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference).

          10.83      Consulting Agreement between  Electrosource,
          Inc.  and  Len Grzanka dated July 15, 1996.  (as  filed
          Exhibit 10.4 to Form 10-Q for the period ended June 30,
          1996, and incorporated herein by reference).

          10.84      Consulting Agreement between  Electrosource,
          Inc. and Rick Blanyer dated September 1, 1996. (as filed Exhibit 10.1 to Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference).

          24.1 Consent of Ernst & Young LLP.

          27   Financial Data Schedule

* Confidential treatment of certain information contained in this Agreement has been requested pursuant to Rule
          406, and the Agreement has therefore been omitted and filed separately with the Commission.