Form 10-Q
period 1997-03-31
ELECTROSOURCE INC
filed 1997-05-15
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               OR

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

          2809 Interstate 35 South
              San Marcos, Texas                          78666
          (Address of principal                       (Zip Code)
            executive offices)

                         (512) 753-6500
      (Registrant's telephone number, including area code)

         3800-B Drossett Drive, Austin, Texas 78744-1131
      (Former name, former address and former fiscal year,
                  if changes since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,983,475 shares as of May 15, 1997.





                  INDEX TO FINANCIAL STATEMENTS
                         March 31, 1997


Electrosource, Inc.
Commission file number 0-16323



Condensed Balance Sheets at March 31, 1997  (Unaudited)
    and December 31, 1996                                 Page  3
Condensed Statements of Operations for the three months
    ended March 31, 1997 and 1996 (Unaudited)             Page  4
Condensed Statements of Cash Flows for the three months ended
    March 31, 1997 and 1996 (Unaudited)                   Page  5
Notes to Condensed Financial Statements                   Page  6
Management's' Discussion and Analysis                     Page  9
Exhibits to Form 10Q                                      Page 14
Index to Exhibits                                         Page 15

                 Part I - Financial Information


Item I.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                             March 31,  December 31,
                                            (Unaudited)    1996
ASSETS

CURRENT ASSETS
   Cash and cash equivalents               $ 3,891,701  $ 367,861
   Trade receivables                           441,657    247,631
   Inventories                                 219,026    249,235
   Prepaid expenses and other assets
                                               178,982    164,319
          TOTAL CURRENT ASSETS               4,731,366  1,029,046


PROPERTY AND EQUIPMENT (net of accumulated
depreciation
   of $2,547,403 in 1997 and $2,316,995 in   4,578,589  4,787,019
1996)

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,855,373 in 1997
  and $2,607,093 in 1996)                    2,606,187  2,854,467

RESTRICTED CASH                                744,824    744,824
DEBT ISSUANCE COSTS                          1,523,363     72,950
TOTAL ASSETS                               $14,184,329 $9,488,306


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                         $  864,907 $  704,841
   Accrued liabilities                       1,106,086  1,103,751
   Deferred revenue and advance payments
     on batteries                            1,090,217  1,157,028
   Current portion of capital lease
     obligations                               676,491    658,226
   Current portion of convertible notes
     payable                                   250,000    250,000
           TOTAL CURRENT LIABILITIES         3,987,701  3,873,846


CONVERTIBLE NOTES PAYABLE (less current      4,000,000         --
portion)
TECHNOLOGY LICENSE PAYABLE                   1,016,353  1,248,684

CAPITAL LEASE OBLIGATIONS (less current        343,616    519,047
portion)

SHAREHOLDERS' EQUITY
   Common stock par value $1.00 per share
     authorized 50,000,000 shares; shares
     issued and outstanding:  3,983,475
     in 1997 and 3,857,912 in 1996           3,983,475   3,857,912
   Warrants                                         --          --
   Paid in capital                          48,147,892  45,876,668
   Accumulated deficit                     (47,294,708)(45,887,851)
                                             4,836,659   3,846,729
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $14,184,329 $ 9,488,306

See notes to condensed financial statements.



                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)



                                     Three Months Ended March 31,
                                           1997      1996

     Revenues
          Battery sales                  543,235     327,968
          Project revenue                464,496      60,152
          Interest income                  3,153      13,382
                                       1,010,884     401,502
     Costs and expenses
          Manufacturing                  847,078     861,912
          Selling, general and
             administrative              564,182     759,647
          Research and development       449,508     469,787
          Technology license and
             royalties                    25,000      25,000
          Depreciation and
             amortization                478,687     514,996
          Interest expense                53,286     268,285
          Loss on disposal of
             equipment                        --     171,895
                                       2,417,741   3,071,522

     Loss before income taxes         (1,406,857) (2,670,020)

          Income taxes                        --        --

     Net loss                        $(1,406,857)$(2,670,020)

     Net loss per common share            $(0.36)     $(0.80)

     Average common shares
          outstanding                  3,937,921   3,354,428

See notes to condensed financial statements.





                       Electrosource, inc.
         Condensed Statements of Cash Flows (Unaudited)

                                              Three Months Ended
                                                  March 31,

                                               1997       1996
OPERATING ACTIVITIES
    Net loss                              $(1,406,857) $(2,670,020)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Equity instruments issued for
          consulting services                  28,200       16,200
        Depreciation and amortization         490,775      527,083
        Interest expense paid in
          Common Stock                             --       58,304
        Non-cash interest expense
          (conversion discount)                    --      141,750
        Loss on disposal of equipment              --      171,895
        Non-cash compensation and
          other accruals                       21,650       93,605
        Changes in operating assets and
          liabilities:
             (Increase) decrease in trade
                receivables                   (194,026)    287,758
             Decrease in inventories            30,209     106,467
             Increase in prepaid expenses
                and other assets               (14,663)    (95,341)
             Increase (decrease) in accounts
                payable and accrued liabilities169,152    (571,478)
             Decrease in deferred revenue
                and advance payments
                on batteries                   (66,811)         --
           CASH USED IN OPERATING ACTIVITIES  (942,371) (1,933,777)

INVESTING ACTIVITIES
   Purchases of property and equipment, net    (21,978)   (101,301)
     CASH USED IN INVESTING ACTIVITIES         (21,978)   (101,301)

FINANCING ACTIVITIES
   Payments on capital lease obligations      (157,166     (97,693)
   Proceeds from issuance of common stock,net  645,355     898,242
   Proceeds from issuance of convertible
     notes payable                           4,000,000          --
       CASH PROVIDED BY FINANCING ACTIVITIES 4,488,189     800,549

       INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                3,523,840  (1,234,529)

   Cash and cash equivalents at beginning
     of period                                 367,861   2,083,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $3,891,701  $  848,503

See notes to condensed financial statements.








Item 1.  Notes to Condensed Financial Statements (Unaudited).


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and are not necessarily indicative of results for the entire year.

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


NOTE B - INVENTORIES

                                      March 31,  December 31,
                                         1997       1996


       Raw Materials                   $165,526   $151,841

       Work In Progress                  45,809     31,406

       Finished Goods                     7,691     65,988

                                       $219,026   $249,235




NOTE C - PROPERTY AND EQUIPMENT

                                       March 31,    December 31,
                                         1997           1996

     Office Equipment                   755,347        751,342
     Production and Lab Equipment     5,080,448      5,062,475
     Leasehold Improvements           1,290,197      1,290,197
                                      7,125,992      7,104,014
     Less: Accumulated depreciation
           and amortization          (2,547,403)    (2,316,995)
     Total Property and Equipment    $4,578,589     $4,787,019


NOTE D - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                      March 31,     December 31,
                                        1997            1996

   Convertible Notes - 5%            $4,000,000     $       --
   Convertible Notes - 10%              250,000        250,000
                                      4,250,000        250,000
   Less Current Maturities             (250,000)      (250,000)
   Convertible Notes Payable
     - Long Term                     $4,000,000     $       --


In March 1997, the Company entered into a Note Purchase and Option Agreement and a Convertible Promissory Note and Option (the "Agreements") with Corning Incorporated ("Corning"). The Convertible Note is for $4,000,000, is unsecured and matures on March 26, 2002. A $500,000 loan previously made by Corning to the Company was canceled and refinanced as part of the $4,000,000 Note. Interest is payable at 5% per annum in cash or in kind at the option of the Company. The conversion price is $5.50 per share. The Company also granted Corning an option to purchase up to 275,000 shares of Common Stock at $7.00 per share and an option to purchase up to 225,000 shares of Common Stock at $9.00 per share. These options are exercisable until March 1999. The fair market value of the options was estimated to be $1,462,500, using the Black-Scholes Option Valuation model. This amount was recorded as a Debt Issuance Cost and is being amortized to interest expense over the term of the Note. The Company is also discussing other potential business arrangements with Corning.

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures were convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures were converted and matured on April 12, 1997. Interest was payable quarterly. As of March 31, 1997 April Debentures with a total principal amount of $5,750,000 had been converted into 379,548 shares of Common Stock. The remaining $250,000 of outstanding April 1995 Debentures matured on April 12, 1997, and were paid by the Company.

During 1995 and the first quarter of 1996, the Company accounted for the conversion of convertible debentures, issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Securities and Exchange Commission subsequently announced that it believes such discounts should be treated as interest expense. Accordingly, the Company restated its financial statements for the year ended December 31, 1995 to reclassify the discount (generally 20-25%) as interest expense and record it as a cost of borrowing. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). The restatement increased the net loss for the year ended December 31, 1995 by $2,603,250 ($1.24 per share) and increased the accumulated deficit and paid in capital by the same amount. This restatement is reflected in the Company's financial statements for the year ended December 31, 1996 filed on Form 10-K. The Company's financial statements for the quarter ended March 31, 1996, as presented herein, have been restated to reflect an additional $141,750 in interest expense ($0.04 per share).


NOTE E - COMMON STOCK

During the quarter ended March 31, 1997, the Company completed a private placement of Common Stock with certain of its executive officers and other accredited investors which raised net proceeds of $645,355, net of advisory fees. The offering was conducted in two parts. The terms for the first part, in which the executive officers participated, were $6.56 per share of Common Stock purchased (80,897 shares) and one warrant at an exercise price of $7.56 per share for each dollar invested (530,883 warrants) for gross proceeds of $530,684 to the Company. The terms of the second part were $5.25 per share of Common Stock purchased (28,500 shares), with three warrants per share (85,500 warrants), for gross proceeds of $149,625. One-half of the warrants are exercisable at a price of $5.25 per share and one half at $6.25 per share. All warrants have a two-year term from date of issue.

The Company filed a registration statement to register on Form S-3 the shares purchased in the private placement for those purchasers who were not executive officers. The registration statement has not yet gone effective. The executive officers' share and warrant purchase is subject to shareholder approval at the next Annual Meeting of Shareholders. If the purchase by executive officers is not approved, their purchase price will be refunded, with interest at the prime rate, and the shares and warrants returned.

In April 1997, the Company filed an amended registration statement on Form S-3 for the sale of 127,500 shares issued to Ally Capital Corporation ("Ally") as prepayment for capital lease obligations owed by the Company. The shares will be sold by Ally, the proceeds of which will be used to satisfy the lease obligations (approximately $970,000 as of March 31, 1997). If the proceeds from the sale of such shares are not sufficient to satisfy the lease obligations due to fluctuations in market prices, the Company will, on a one-time basis, issue additional shares of Common Stock or pay cash to Ally to make up the deficiency. Ally will retain any overage from the sale of such shares in excess of the lease obligations. Upon payment of all lease obligations, letters of credit for $663,000 which securitize the lease obligations will be canceled and certificates of deposit of an equal amount that collateralize the letters of credit will be released. The 127,500 shares were issued and outstanding as of March 31, 1997, but were not recorded as shareholders' equity in the financial statements because the aggregate amount of consideration for the transaction had not been determined and the lease obligation had not been satisfied at March 31, 1997.


NOTE F - CONTINGENCIES

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company has filed a petition in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL is contesting jurisdiction and has removed the proceedings to the U.S. Federal Courts. The Company has not recorded a liability in the financial statements at March 31, 1997, for this uncertainty, as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which is effective for financial statements issued for periods after December 15, 1997. SFAS 128 will require restatement of prior reported loss per share amounts. Under SFAS 128, the dilutive effect of stock options, warrants and similar securities is excluded in computing basic earnings
(loss) per share. Since the Company has reported net losses in prior periods, Statement 128 is not expected to have a material impact on the Company's prior reported loss per share amounts. The method of calculating fully diluted earnings per share will remain essentially unchanged.


NOTE H - LIQUIDITY

The Company has not generated sufficient cash flow from battery sales and project revenue to fund operations for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company sold 109,397 shares of Common Stock (including 616,383 warrants with exercise prices ranging from $5.25 to $7.56 per share) which generated net proceeds of $645,355 to the
Company. In March 1997, the Company received $4,000,000 in the form of a five-year unsecured convertible promissory note bearing interest at 5%, including 500,000 options at exercise prices of $9.00 per share (225,000 options) and $7.00 per share (275,000 options).

As of April 30, 1997, the Company had approximately $2,800,000 of unrestricted cash available. Management is continuing to control costs and believes that it has sufficient cash to continue operations at current levels through 1997. Management expects the level of battery sales to increase beginning in late 1997 as the Company receives an increase in orders primarily from those currently testing the battery and from customers for which the Company is currently designing and building prototype batteries. Due to weakened government mandates requiring automakers to sell zero-emission vehicles, management does not expect sales from Chrysler in the near-term to reach levels originally projected. The timing and amount of battery sales is uncertain. Revenue from project agreements is expected to remain relatively constant during the year. Management believes that sales from battery orders and services (combined with the debt and equity financing obtained during the first quarter of 1997) will generate sufficient funds to support its overall working capital and capital expenditure needs through 1997; however, unless significant battery orders are received, additional debt and/or equity financing could be necessary in the first quarter of 1998 to sustain operations. There can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained throughout 1997 at the current level of activity without additional equity finance, conversion of existing debt, exercise of stock options or other transactions that increase shareholder equity. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Unaudited)


Results of Operations:

Revenues. The Company had battery sales of approximately $543,000 for the three months ended March 31, 1997 compared to $328,000 for the three months ended March 31, 1996. Approximately 94% and 78% of 1997 and 1996 battery sales, respectively, were to Chrysler Corporation to fill orders placed in accordance with the terms of the production purchase order received in December 1995. Due to weakened government mandates, management does not expect sales from Chrysler in the near-term to reach levels originally projected. The timing and amount of future battery sales to Chrysler is uncertain. Current models of the Horizon battery are being evaluated by certain original equipment manufacturers for potential integration into their products in late 1997/early 1998. Additionally, the Company is currently completing work on several prototype batteries which will be evaluated by customers in late 1997. The amount and timing of battery sales to these potential customers is also uncertain.

The Company had project revenue of approximately $464,000 for the three months ended March 31, 1997 compared to $60,000 for the three months ended March 31, 1996. Project revenue in 1997 was derived from various customers with whom the Company is developing and/or refining prototype batteries for various electric vehicle and non-electric vehicle applications (Fiat Auto, the Defense Advanced Research Projects Agency (DARPA), Blue Bird Corporation, Black & Decker, Chrysler and others which remain confidential.) In April 1997, the Company received Phase A of a developmental contract from SMH Automobile, S.A. to develop a prototype battery module for a hybrid-electric version of the "smart Swatchmobil" being developed by SMH, the maker of Swatch watches. The majority of these projects is expected to be essentially complete by the end of the year at which time customer testing of prototypes will begin/intensify. Revenue from project agreements is expected to remain relatively constant during the year. Essentially all project revenue generated during the first quarter of 1996 was from Chrysler for various environmental tests performed on the battery.

Costs and Expenses. Generally, total costs were lower in the three months ended March 31, 1997, compared to March 31, 1996, as a result of management's implementation of cost control measures to conserve cash and reduce expenses. Manufacturing, selling, general and administrative expenses and research and development expenses were lower primarily due to personnel reductions made throughout 1996 combined with cost savings associated with the consolidation of the Austin and San Marcos facilities into one location in the fourth quarter of 1996. Management expects manufacturing costs to decrease as a percentage of battery sales when volume production begins; however, the timing and amount of battery orders remains uncertain. Management is continuing its efforts to control costs and reduce monthly cash expenditures.

Depreciation  and  amortization costs were lower  for  the  three months ended March 31, 1997, compared to the same period in  1996 due to the write-off of approximately $525,000 of equipment in 1996 which was no longer in use.

Interest costs were higher in the quarter ended March 31, 1996, compared to March 31, 1997, due to the incurrance in late November 1995 of $3,780,000 of Convertible Debt financing which was converted into Common Stock in early 1996. Interest costs in 1996 included $141,750 related to the 25% conversion discount from market on the Convertible Debt. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur.

Liquidity and Capital Resources: During the quarter ended March 31, 1997, the Company did not generate sufficient cash flow from operations to fund its working capital needs. Net cash used in operating activities was approximately $940,000 in the quarter ended March 31, 1997, (down from a use of $1.9 million for the quarter ended March 31, 1996). In order to fund operating activities the Company sold 109,397 shares of Common Stock (and 616,383 warrants) which resulted in net proceeds to the Company of $645,355. Additionally, the Company received $4,000,000 in March 1997 from the sale of a Convertible Promissory Note and Option to Corning Incorporated. The Note bears interest at 5% (payable in cash or in kind) and matures on March 26, 2002.

As of April 30, 1997, the Company had approximately $2,800,000 of unrestricted cash available. Management is continuing to control costs and believes that it has sufficient cash to continue operations at current levels through 1997. Management expects the level of battery sales to increase beginning in late 1997/early 1998 as the Company receives an increase in orders primarily from those currently testing the battery and from customers for which the Company is currently designing and building prototype batteries. Due to weakened government zero-emission vehicle mandates, management does not expect sales from Chrysler in the near-term to reach levels originally projected.
The  timing  and  amount of battery sales is uncertain.   Revenue
from project agreements is expected to remain relatively constant during the year. Management believes that sales from battery orders  and  services  (combined with debt and  equity  financing
obtained   during  the  first  quarter  of  1997)  will  generate
sufficient  funds  to  support its overall  working  capital  and
capital   expenditure   needs  through  1997;   however,   unless
significant battery orders are received, additional debt and/or equity financing could be necessary in the first quarter of 1998 to sustain operations. The Company has historically been able to raise funds on a repeated basis to sustain operations. There can be no assurance that such funding can be obtained on acceptable terms to the Company, if at all.

The  Company does not anticipate significant capital expenditures in  1997  in  order  to satisfy anticipated  demand  for  battery
orders.   There are no significant capital commitments  at  March
31, 1997.

$250,000 of Convertible Debentures matured in April 1997 and were paid by the Company.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company has filed a petition in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL is contesting jurisdiction and has removed the proceedings to the U.S. Federal Courts. The Company has not recorded a liability in the financial statements at March 31, 1997, for this uncertainty, as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company's Common Stock is traded on the Over-the Counter-Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained throughout 1997 at the current level of activity without additional equity finance, conversion of existing debt, exercise of stock options or other transactions that increase shareholder equity. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.
The risks and uncertainties that may affect the operations, performance, development and results of the
Company's business primarily include delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero-emission vehicles  and  the  ability  to  successfully  commercialize  the
Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   Part II - Other Information


Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities
     None

Item 3.   Defaults on Senior Securities
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     None

Item 5.   Other Information
     None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     4.1  Note Purchase and Option Agreement dated as of March
          27,   1997  between  Electrosource,  Inc.  and  Corning
          Incorporated.

     4.2 Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as
          Exhibit  4.9 to Electrosource, Inc. Form S-3  on  April
          22, 1997, and incorporated herein by reference).

     4.3 Letter of Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit 4.9 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     4.4 Amendment dated January 20, 1997, to Letter of Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
          4.10 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     4.5 Amendment dated April 10, 1997 to Letter Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
          4.11 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports  on  Form 8-K filed during the quarter  ended  March
     31, 1997 and up to the date of this filing on Form 10-Q were:

          March  10,  1997, Interim Loan Agreement and Promissory
          Note for $500,000 (redacted copy of Loan Agreement  and
          Promissory Note filed on Form 8-KA1 on April 2, 1997).

          April 3, 1997, Announcement of $4,000,000 Note Purchase and Option Agreement with large domestic manufacturing company.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:     May 15, 1997                  ELECTROSOURCE, INC.



                                            /s/
                                        Michael G. Semmens
                                        Chairman, President
                                        and Chief Executive Officer



                                            /s/
                                        James M. Rosel
                                        Chief Financial Officer
                                        and General Counsel



                                            /s/
                                        Mary Beth Koenig
                                        Chief Accounting Officer
                                        and Treasurer/Controller




Form 10-Q

Securities and Exchange Commission

Washington, D.C.  20549



                          EXHIBITS TO
                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
                 March 31, 1997                   Number 0-16323




                      ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)


               Delaware                          742466304
         (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification No.)

          2809 Interstate 35 South
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

            Registrant's telephone number, including
                   area code:  (512) 753-6500

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, par value $1.00 per share


                        INDEX TO EXHIBITS

(a)  Exhibits.

     4.1  Note Purchase and Option Agreement dated as of March
          27,   1997  between  Electrosource,  Inc.  and  Corning
          Incorporated.

     4.2 Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as
          Exhibit  4.9 to Electrosource, Inc. Form S-3  on  April
          22, 1997, and incorporated herein by reference).

     4.3 Letter of Agreement between Electrosource, Inc. and Ally Capital Corporated dated December 18, 1996 (filed as Exhibit 4.9 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     4.4 Amendment dated January 20, 1997, to Letter of Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
          4.10 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     4.5 Amendment dated April 10, 1997 to Letter Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
          4.11 to Electrosource, Inc. Form S-3 Amendment No. 1 on April 18, 1997, and incorporated herein by reference).

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports  on  Form 8-K filed during the quarter  ended  March
     31, 1997 and up to the date of this filing on Form 10-Q were:

          March  10,  1997, Interim Loan Agreement and Promissory
          Note for $500,000 (redacted copy of Loan Agreement  and
          Promissory Note filed on Form 8-KA1 on April 2, 1997).

          April 3, 1997, Announcement of $4,000,000 Note Purchase and Option Agreement with a large domestic manufacturing company.