Form 10-Q
period 1997-06-30
ELECTROSOURCE INC
filed 1997-08-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                               OR

[   ]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter.)

             Delaware                    742466304
 (State or other jurisdiction(I.R.S. Employer Identification No.)
of incorporation or organization)

     2809 Interstate 35 South
        San Marcos, Texas                  78666
(Address of principal executive offices) (Zip Code)


                         (512) 753-6500
      (Registrant's telephone number, including area code)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,146,085 shares as of August 14, 1997.


                  INDEX TO FINANCIAL STATEMENTS
                          June 30, 1997


Electrosource, Inc.                                         Commission file
                                                             number 0-16323



Condensed Balance Sheets at June 30, 1997  (Unaudited)
     and December 31, 1996                                  Page  3

Condensed Statements of Operations for the three and six
     months ended June 30, 1997 and 1996 (Unaudited)        Page  4

Condensed Statements of Cash Flows for the three and six
     months ended June 30, 1997 and 1996 (Unaudited)        Page  5

Notes to Condensed Financial Statements                     Page  6

Management's Discussion and Analysis                        Page  9

Exhibits to Form 10Q                                        Page 16

Index to Exhibits                                           Page 17




                         Part I - Financial Information

Item 1.  Financial Statements

                               Electrosource, Inc.
                            Condensed Balance Sheets

                                                                   June 30, 1997   December 31,
                                                                    (Unaudited)        1996
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $ 1,641,445     $  367,861
   Trade receivables                                                     766,088        247,631
   Inventories                                                           211,709        249,235
   Prepaid expenses and other assets                                     172,464        164,319
          TOTAL CURRENT ASSETS                                         2,791,706      1,029,046

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   of $2,776,395 in 1997 and $2,316,995 in 1996)                       4,358,057      4,787,019

INTANGIBLE ASSETS (net of accumulated amortization
   of $3,103,653 in 1997 and $2,607,093 in 1996)                       2,357,907      2,854,467

RESTRICTED CASH                                                          744,824        744,824
DEBT ISSUANCE COSTS                                                    1,458,698         72,950
TOTAL ASSETS                                                         $11,711,192     $9,488,306


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   818,933    $   704,841
   Accrued liabilities                                                 1,086,386      1,103,751
   Deferred revenue and advance payments on batteries                    994,805      1,157,028
   Current portion of capital lease obligations                          629,136        658,226
   Current portion of convertible notes payable                                         250,000
                                                                              --
           TOTAL CURRENT LIABILITIES                                   3,529,260      3,873,846

CONVERTIBLE NOTES PAYABLE (less current portion)                       4,000,000             --
TECHNOLOGY LICENSE PAYABLE                                             1,016,353      1,248,684
CAPITAL LEASE OBLIGATIONS (less current portion)                         229,076        519,047

SHAREHOLDERS' EQUITY
   Common stock par value $1.00 per share; authorized 50,000,000 shares; shares issued and outstanding: 4,110,975 in 1997 and
     3,857,912 in 1996                                                 4,110,975      3,857,912
   Subscriptions receivable                                            (867,000)             --
   Warrants                                                                   --             --
   Paid in capital                                                    48,850,639     45,876,668
   Accumulated deficit                                              (49,158,111)    (45,887,851)
                                                                       2,936,503      3,846,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $11,711,192    $ 9,488,306

See notes to condensed financial statements.


                               Electrosource, Inc.
                 Condensed Statements of Operations (Unaudited)


                                          Three Months ended June 30,    Six Months ended June 30,
                                              1997           1996           1997          1996
Revenues
     Battery sales                             $119,820        $73,565       $663,055      $401,533
     Project revenue                            740,367            938      1,204,863        61,090
     Interest income                             52,353         28,161         55,506        41,543
                                                912,540        102,664      1,923,424       504,166
Costs and expenses
     Manufacturing                              827,430        802,642      1,674,508     1,664,554
     Selling, general and administrative        661,472        799,044      1,225,654     1,558,691
     Research and development                   616,153        531,901      1,065,661     1,001,688
     Technology license and royalties            25,000         25,000         50,000        50,000
     Depreciation and amortization              477,273        526,911        955,960     1,041,907
     Interest expense                           168,615         91,109        221,901       359,394
     Loss on disposal of equipment                   --             --             --       171,895
                                              2,775,943      2,776,607      5,193,684     5,848,129
Loss before income taxes                    (1,863,403)    (2,673,943)    (3,270,260)   (5,343,963)

     Income taxes                                    --             --             --            --

Net loss                                   $(1,863,403)   $(2,673,943)   $(3,270,260)  $(5,343,963)

Net loss per common share                       $(0.45)        $(0.74)        $(0.81)       $(1.53)

Average common shares outstanding             4,096,964      3,635,403      4,017,882     3,494,239



See notes to condensed financial statements.


                               Electrosource, inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                   1997          1996
OPERATING ACTIVITIES
  Net loss                                                                      $(3,270,260)   $(5,343,963)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Equity instruments issued for consulting services                               21,600        32,400
     Depreciation and amortization                                                1,032,712     1,053,993
     Interest expense paid in Common Stock                                               --        58,304
     Non-cash interest expense (conversion discount)                                     --       141,750
     Loss on disposal of equipment                                                       --       171,895
     Non-cash accruals                                                               90,050       172,457
     Changes in operating assets and liabilities:
       (Increase) decrease in trade receivables                                   (518,457)       502,085
       Decrease in inventories                                                       37,526       185,061
       (Increase) decrease in prepaid expenses and other assets                     (8,145)        23,124
       Increase (decrease) in accounts payable and accrued liabilities                6,677     (527,643)
       Decrease in deferred revenue and advance payments on batteries             (162,223)            --
          CASH USED IN OPERATING ACTIVITIES                                     (2,770,520)   (3,530,537)

INVESTING ACTIVITIES
  Purchases of property and equipment                                              (30,438)     (226,552)
          CASH USED IN INVESTING ACTIVITIES                                        (30,438)     (226,552)

FINANCING ACTIVITIES
  Payments of notes payable and capital lease obligations                         (569,060)     (244,438)
  Proceeds from issuance of common stock, net                                       643,602     2,546,981
  Proceeds from issuance of convertible notes payable                             4,000,000            --
          CASH PROVIDED BY FINANCING ACTIVITIES                                   4,074,542     2,302,543

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,273,584   (1,454,546)

  Cash and cash equivalents at beginning of period                                  367,861     2,083,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $1,641,445    $  628,486

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


NOTE B - INVENTORIES

                                          June 30,     December 31,
                                            1997           1996

       Raw Materials                        $167,502        $151,841
       Work In Progress                       30,915          31,406
       Finished Goods                         13,292          65,988
                                            $211,709        $249,235


NOTE C - PROPERTY AND EQUIPMENT

                                         June 30,      December 31,
                                           1997            1997

       Office Equipment                  $  762,470      $  751,342
       Production and Lab Equipment       5,081,785       5,062,475
       Leasehold Improvements             1,290,197       1,290,197
                                          7,134,452       7,104,014
       Less: Accumulated depreciation   (2,776,395)     (2,316,995)
       and amortization
       Total Property and Equipment      $4,358,057      $4,787,019


NOTE D - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:



                                            June 30,     December 31,
                                              1997           1996

   Convertible Notes - 5%                   $4,000,000        $     --
   Convertible Notes - 10%                          --         250,000
                                             4,000,000         250,000
   Less Current Maturities                                    (250,000)
                                                   (--)
   Convertible Notes Payable - Long Term    $4,000,000        $     --



In March 1997, the Company entered into a Note Purchase and Option Agreement and a Convertible Promissory Note and Option (the "Agreements") with Corning Incorporated ("Corning"). The Convertible Note is for $4,000,000, is unsecured and matures on March 26, 2002. A $500,000 loan previously made by Corning to the Company was canceled and refinanced as part of the $4,000,000 Note. Interest is payable at 5% per annum in cash or in kind at the option of the Company. The conversion price is $5.50 per share. The Company also granted Corning an option to purchase up to 275,000 shares of Common Stock at $7.00 per share and an option to purchase up to 225,000 shares of Common Stock at $9.00 per share. These options are exercisable until March 1999. The fair market value of the options was estimated to be $1,462,500, using the Black-Scholes Option Valuation model. This amount was recorded as a Debt Issuance Cost and is being amortized to interest expense over the term of the Note. The Company is working on various research and development projects with Corning and is also discussing other potential business arrangements with Corning.

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures were convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures were converted and matured on April 12, 1997. During 1995, April Debentures with a total principal amount of $5,750,000 were converted into 379,548 shares of Common Stock. The remaining $250,000 of outstanding April 1995 Debentures matured on April 12, 1997, and were paid in cash by the Company.

During 1995 and the first quarter of 1996, the Company accounted for the conversion of convertible debentures, issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Securities and Exchange Commission subsequently announced that it believes such discounts should be treated as interest expense. Accordingly, the Company restated its financial statements for the year ended December 31, 1995 to reclassify the discount (generally 20-25%) as interest expense and record it as a cost of borrowing. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). The restatement increased the net loss for the year ended December 31, 1995 by $2,603,250 ($1.24 per share) and increased the accumulated deficit and paid in capital by the same amount. This restatement is reflected in the Company's financial statements for the year ended December 31, 1996 filed on Form 10-K. The Company's financial statements for the six months ended June 30, 1996, as presented herein, have been restated to reflect an additional $141,750 in interest expense ($0.04 per share).


NOTE E - COMMON STOCK

In January, 1997, the Company completed a private placement of Common Stock with certain of its executive officers and other accredited investors which raised net proceeds of $643,602, net of advisory fees. The offering was conducted in two parts. The terms for the first part, in which the executive officers participated, were $6.56 per share of Common Stock purchased (80,897 shares) and one warrant at an exercise price of $7.56 per share for each dollar invested (530,883 warrants) for gross proceeds of $530,684 to the Company. The terms of the second part were $5.25 per share of Common Stock purchased (28,500 shares), with three warrants per share (85,500 warrants), for gross proceeds of $149,625. One-half of the warrants are exercisable at a price of $5.25 per share and one half at $6.25 per share. All warrants have a two-year term from date of issue.

In April 1997, the Company filed an amended registration statement on Form S-3 for the sale of 127,500 shares issued to Ally Capital Corporation ("Ally") as prepayment for capital lease obligations owed by the Company. The shares will be sold by Ally, and the proceeds will be used to satisfy the lease obligations (approximately $805,000 as of June 30, 1997). If the proceeds from the sale of such shares are not sufficient to satisfy the lease obligations due to fluctuations in market prices, the Company will, on a one-time basis, issue additional shares of Common Stock or pay cash to Ally to make up the deficiency. Ally will retain any overage from the sale of such shares in excess of the lease obligations. Upon payment of all lease obligations, letters of credit for $663,000 which secure the lease obligations will be canceled and certificates of deposit of an equal amount that collateralize the letters of credit will be released. The 127,500 shares were issued and outstanding as of June 30, 1997 and were valued at $867,000 based upon the quoted market price of the stock on the date the agreement to issue the 127,500 shares was signed. The shares were recorded as Subscriptions receivable at June 30, 1997 since the lease obligation had not been satisfied at June 30, 1997.


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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company filed a petition in state court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed has ruled that it cannot exercise personal jurisdiction over HBTL and therefore has no power to hear the case. The Company asked for a re-hearing, which was denied; the Company plans to appeal. No liability has been recorded in the financial statements at June 30, 1997, for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


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


NOTE H - LIQUIDITY

The Company has not generated sufficient cash flow from battery sales and project revenue to fund operations for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company sold 109,397 shares of Common Stock (including 616,383 warrants with exercise prices ranging from $5.25 to $7.56 per share) which generated net proceeds of $643,602 to the
Company. In March 1997, the Company received $4,000,000 in the form of a five-year unsecured convertible promissory note bearing interest at 5%, including 500,000 options at exercise prices of $9.00 per share (225,000 options) and $7.00 per share (275,000
options).   The  conversion price of the  convertible  promissory
note is $5.50 per share.

As of July 31, 1997, the Company had approximately $1,100,000 of unrestricted cash available. Management expects the level of battery sales to increase beginning in late 1997 as the Company receives an increase in orders primarily from those currently testing the battery and from customers for which the Company is currently refining and delivering prototype batteries. Discussions have begun with certain of these customers for the manufacture of additional prototype batteries for further testing. However, the timing and amount of battery sales is uncertain. Revenue from project agreements is expected to remain relatively constant during the year. Management believes that sales from battery orders and services (combined with the release of restricted cash related to the Ally lease) will generate sufficient funds to support its overall working capital and capital expenditure needs through 1997; however, if the anticipated battery orders are not received in late 1997, additional debt and/or equity financing could be necessary to sustain operations. Debt and/or equity financing may be necessary in early 1998 to fund working capital needs and to further expand and automate the Horizon battery manufacturing facility to meet the demand of anticipated battery orders from customers currently testing prototype batteries. The Company has historically been able to raise funds on a repeated basis to sustain operations; however there can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained throughout 1997 at the current level of activity without additional equity financing, conversion of existing debt, exercise of stock options or other transactions that increase shareholders' equity. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Unaudited)


Results of Operations:

Revenues. The Company had battery sales of approximately $120,000 and $663,000 for the three and six months ended June 30, 1997 as compared to $74,000 and $402,000 for the three and six months ended June 30, 1996. Approximately 78% and 70% of battery sales for the six months ended June 30, 1997 and 1996, respectively, were to Chrysler Corporation to fill orders placed in accordance with terms of the production purchase order received in December 1995. Due to weakened government zero emission vehicle mandates in California, management does not expect sales from Chrysler in the near-term to reach levels originally projected. Government zero emission vehicle mandates in the state of New York which have recently been challenged and upheld could result in an increase in battery orders beginning in 1998, primarily from Chrysler; however, the timing and amount of future sales to Chrysler is uncertain. Current models of the Horizon battery are being evaluated by certain other original equipment manufacturers for potential integration into their products in late 1997/early 1998. Additionally, the Company is currently refining several prototype battery designs which are being evaluated by customers. Discussions have begun with such customers for additional prototype batteries for further evaluation and testing. Management expects that sales of batteries will increase in late 1997 and early 1998 as a result of these efforts. However, the amount and timing of battery sales to these potential customers is uncertain.

The Company had project revenue of approximately $740,000 and $1,205,000 for the three and six months ended June 30, 1997, as compared to $1,000 and $61,000 for the three and six months ended June 30, 1996. Project revenue in 1997 was derived from various customers with whom the Company is refining and/or manufacturing evaluation prototype batteries for various hybrid, electric vehicle, starting and outdoor product applications (Fiat Auto, SMH Automobile, S.A. (SMH), the Defense Advanced Research Projects Agency (DARPA), Blue Bird Corporation, Black & Decker, Chrysler and others which remain confidential). The majority of these projects are expected to be complete by the end of the year at which time customer testing of additional prototypes is expected to intensify. As a result of test results to date with certain of these customers, the Company is currently discussing follow-on prototype battery orders by these customers for further evaluation and testing in late 1997/early 1998. Revenue from project agreements is expected to remain relatively constant during 1997. Essentially all project revenue generated during 1996 was from Chrysler for various environmental tests performed on the battery.

Costs and Expenses. Generally, total costs and expenses were approximately the same for the three months ended June 30, 1997 compared to the same period in 1996 and were lower for the six months ended June 30, 1997 compared to the same period in 1996. During 1996, management implemented cost control measures to conserve cash and reduce cash expenditures. Personnel reductions were made throughout 1996 primarily in manufacturing and the Austin and San Marcos facilities were combined into one location in the fourth quarter of 1996 to reduce costs. In the second quarter of 1997, the Company began to add personnel primarily in the manufacturing department due to the increased demands associated with the manufacture of prototype batteries for projects. The Company hired additional personnel in July and anticipates modest increases in personnel primarily in the manufacturing department to build additional prototype batteries and production models for orders which are currently being discussed with current and potential new customers. Manufacturing costs are expected to continue to decrease as a percentage of battery sales when volume production begins; however, the timing and amount of such orders remains uncertain.

Depreciation and amortization costs were lower for the three and six months ended June 30, 1997 compared to the same periods in 1996 due to the write-off of approximately $525,000 for equipment in 1996 which was no longer in use.

Interest costs were higher in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 due to the interest incurred on the 5% $4,000,000 convertible promissory note entered into in March 1997 and the related amortization of $1,462,500 of options issued to the noteholder which are being amortized to interest expense over the five year term of the note. Interest costs were lower in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. In late November 1995, the Company obtained $3,780,000 of Convertible Debt financing which was converted into Common Stock in early 1996. Interest costs in 1996 included $141,750 related to the 25% conversion discount from market on the Convertible Debt. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur.

Liquidity and Capital Resources. During the six months ended June 30, 1997, the Company did not generate sufficient cash flow from operations to fund its working capital needs. Net cash used in operating activities was approximately $2,800,000 (down from $3,500,000 for the six months ended June 30, 1996). In order to fund operating activities the Company sold 109,397 shares of Common Stock (and 616,383 warrants) which resulted in net proceeds to the Company of approximately $640,000. Additionally, the Company received $4,000,000 in March 1997 from the sale of a Convertible Promissory Note and Option to Corning Incorporated ("Corning"). The Note bears interest at 5% (payable in cash or in kind) and matures on March 26, 2002.

As of July 31, 1997, the Company had approximately $1,100,000 of unrestricted cash available. Management expects the level of battery sales to increase beginning in late 1997 as the Company receives an increase in orders primarily from those currently testing the battery and from customers for which the Company is currently refining and delivering prototype batteries. Discussions have begun with certain of these customers for the manufacture of additional prototype batteries for further testing. However, the timing and amount of battery sales is uncertain. Revenue from project agreements is expected to remain relatively constant during the year. Management believes that sales from battery orders and services (combined with the anticipated release of restricted cash related to the Ally lease) will generate sufficient funds to support its overall working capital and capital expenditure needs through 1997; however, if the anticipated battery orders are not received in late 1997, additional debt and/or equity financing could be necessary to sustain operations. Debt and/or equity financing may be necessary in early 1998 to fund working capital needs and to further expand and automate the Horizon battery manufacturing facility to meet the demand of anticipated battery orders from customers currently testing prototype batteries. The Company has historically been able to raise funds on a repeated basis to sustain operations; however there can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company filed a petition in state court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed has ruled that it cannot exercise personal jurisdiction over HBTL and therefore has no power to hear the case. The Company asked for a re-hearing, which was denied; the Company plans to appeal. The Company has not recorded a liability in the financial statements at June 30, 1997, for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company's Common Stock is traded on the Over-the Counter-Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity. The Company is currently in compliance with this requirement. There can be no assurance that this minimum can be maintained throughout 1997 at the current level of activity without additional equity financing, conversion of existing debt, exercise of stock options or other transactions that increase shareholders' equity. If the minimum required balance is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.

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


                   Part II - Other Information


Item 1.   Legal Proceedings
     In 1994, the Company signed a "Know-How License Agreement" (the "Agreement") with Horizon Battery Technologies, Ltd., ("HBTL"), of Bombay, India, calling for the completion of several detailed subordinate agreements with the ultimate purpose to license the manufacture and sale of batteries in India. The effectiveness of the Agreement was conditioned upon the subsequent execution of six related agreements, none of which were executed. The Company believes, therefore, that the Agreement never became effective and has no force or effect. Separately in 1995, HBTL agreed to pay the Company $250,000 for a Preliminary Design Review ("PDR") for a potential manufacturing facility in India which was required to complete one of the subordinate agreements. The Company received $100,000 from HBTL and completed the PDR in 1995. The remaining $150,000 was never paid by HBTL, in spite of repeated demands by the Company.

     In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims.

     On December 19, 1996, the Company filed a petition in the District Court of Travis County, Texas, seeking a declaratory judgment that the Agreement is not effective and HBTL has no right to arbitration or monetary relief and that HBTL is not a licensee of the Horizon technology. HBTL contested jurisdiction and removed the proceedings to the United States District Court for the Western District of Texas, Austin Division Case No. A-97-CA-080-JN. The Court subsequently ruled that it has no personal jurisdiction over HBTL. The Company asked for a re-hearing, which was denied, and plans to appeal.

     The Company has not recorded a liability in the financial statements at June 30, 1997 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


Item 2.   Changes in Securities
     None
Item 3.   Defaults on Senior Securities
     None
Item 4.   Submission of Matters to a Vote of Security Holders
     At  the Company's Annual Meeting of Shareholders held on May
     22, 1997, the following items were voted on:

            PROPOSITION                  FOR     AGAINST  ABSTAIN  NON-VOTE

1. Directors
      Balzhiser, Richard E.           2,686,362  347,620    N/A       N/A
      Morton, Nathan                  2,686,362  347,620    N/A       N/A
      Semmens, Michael G.             2,544,880  347,742    N/A       N/A
2. Adopt the 1996 Stock Option Plan   1,162,080  147,927  193,895  1,538,090
3. Ratify Purchase of Company         1,158,060  144,886  205,931  1,536,115
Securities
4. Approve Ernst & Young as           2,626,057  178,440    5,085    232,410
independent auditors for fiscal 1997

Item 5.   Other Information
     None
Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits
          27.                    Financial Data Schedule.
(b)  Reports on Form 8-K.
     Reports on Form 8-K filed during the quarter ended June 30, 1997 and up to the date of this filing on Form 10-Q were:
                                                    None.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:     August 14, 1997          ELECTROSOURCE, INC.



                                     /s/ Michael G. Semmens
                                   Michael G. Semmens
                                   Chairman, President
                                   and Chief Executive Officer



                                     /s/ James M. Rosel
                                   James M. Rosel
                                   Chief Financial Officer
                                   and General Counsel



                                     /s/ Mary Beth Koenig
                                   Mary Beth Koenig
                                   Chief Accounting Officer
                                   and Treasurer/Controller



                            Form 10-Q
               Securities and Exchange Commission
                     Washington, D.C.  20549


             _____________________________________

                          EXHIBITS TO
                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission file
               June 30, 1997                 Number 0-16323


        ________________________________________________


                      ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)


             Delaware                    742466304
   (State or other jurisdiction(I.R.S. Employer Identification
No.)
of incorporation or organization)

     2809 Interstate 35 South
        San Marcos, Texas                  78666
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

          27.                    Financial Data Schedule.