Form 10-Q
period 1997-09-30
ELECTROSOURCE INC
filed 1997-11-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,152,807 shares as of November 10, 1997.


                  INDEX TO FINANCIAL STATEMENTS
                       September 30, 1997


   Electrosource, Inc.                    Commission file number 0-16323



Condensed Balance Sheets at September 30, 1997  (Unaudited)
  and December 31, 1996                                              Page  3

Condensed Statements of Operations for the three and nine months
  ended September 30, 1997 and 1996 (Unaudited)                      Page  4

Condensed Statements of Cash Flows for the nine months ended
  September 30, 1997 and 1996 (Unaudited)                            Page  5

Notes to Condensed Financial Statements                              Page  6

Management's Discussion and Analysis                                 Page  9

Exhibits to Form 10Q                                                 Page 16

Index to Exhibits                                                    Page 17


                 Part I - Financial Information


Item 1.  Financial Statements

                       Electrosource, Inc.
                    Condensed Balance Sheets

                                                       September   December 31,
                                                        30, 1997      1996
                                                     (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 1,081,700   $  367,861
  Trade receivables                                      781,612      247,631
  Inventories                                            234,236      249,235
  Prepaid expenses and other assets                       60,109      164,319
     TOTAL CURRENT ASSETS                              2,157,657    1,029,046

PROPERTY AND EQUIPMENT (net of accumulated depreciation
 of $3,000,113 in 1997 and $2,316,995 in 1996)         4,337,755    4,787,019

INTANGIBLE ASSETS (net of accumulated amortization
  of $3,351,933 in 1997 and $2,607,093 in 1996)        2,109,627    2,854,467

RESTRICTED CASH                                           81,604      744,824
DEBT ISSUANCE COSTS                                    1,364,840       72,950
TOTAL ASSETS                                         $10,051,483   $9,488,306


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $1,078,315  $   704,841
  Accrued liabilities                                  1,200,788    1,103,751
  Deferred revenue and advance payments on               850,114    1,157,028
batteries
  Current portion of capital lease obligations            71,492      658,226
  Current portion of convertible notes payable                        250,000
                                                               0
     TOTAL CURRENT LIABILITIES                         3,200,709    3,873,846

CONVERTIBLE NOTES PAYABLE (less current portion)       4,100,000            0
TECHNOLOGY LICENSE PAYABLE                               551,689    1,248,684
CAPITAL LEASE OBLIGATIONS (less current portion)         166,800      519,047

SHAREHOLDERS' EQUITY
  Common stock par value $1.00 per share;
authorized 50,000,000
     shares; shares issued and outstanding:
4,152,807 in 1997 and
     3,857,912 in 1996                                 4,152,807    3,857,912
  Warrants                                                     0            0
  Paid in capital                                     49,322,524   45,876,668
  Accumulated deficit                               (51,443,046) (45,887,851)
                                                       2,032,285    3,846,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $10,051,483  $ 9,488,306
See notes to condensed financial statements.


                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)



                            Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                                 1997         1996          1997          1996
Revenues
  Battery sales              $122,526     $173,240    $  785,581    $  574,773
  Project revenue             703,951      126,660     1,908,814       187,750
  Capacity maintenance              0    2,365,535             0     2,365,535
revenue
  Interest income              28,274       31,410        83,780        72,953
                              854,751    2,696,845     2,778,175     3,201,011

Costs and expenses
  Manufacturing               955,381      952,086     2,629,889     2,616,640
  Selling, general and        634,419      735,944     1,860,073     2,294,635
administrative
  Research and                745,782      395,189     1,811,443     1,396,877
development
  Technology license           25,000       25,000        75,000        75,000
and royalties
  Depreciation and            471,997      523,991     1,427,957     1,565,898
amortization
  Interest expense            117,791       47,467       339,692       406,861
  Loss on payment of          189,316            0       189,316             0
capital lease
  Loss on disposal of               0            0             0       171,895
equipment
                            3,139,686    2,679,677     8,333,370     8,527,806
Income (loss) before      (2,284,935)       17,168   (5,555,195)   (5,326,795)
income taxes

  Income taxes                      0            0             0             0

Net income (loss)        $(2,284,935)   $   17,168  $(5,555,195)  $(5,326,795)

Net income (loss) per     $    (0.55)   $      .00   $    (1.37)   $    (1.48)
common share

Average common shares       4,132,804    3,829,031     4,056,612     3,607,548
outstanding


See notes to condensed financial statements.





                       Electrosource, inc.
         Condensed Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                           1997          1996

OPERATING ACTIVITIES
  Net loss                                         $(5,555,195)  $(5,326,795)
  Adjustments to reconcile net loss to net cash
used in operating activities:
     Equity instruments issued for consulting           164,800        98,600
services
     Depreciation and amortization                    1,598,568     1,577,984
     Interest expense paid in Common Stock or           100,000       105,103
Notes
     Non-cash interest expense (conversion                    0       141,750
discount)
     Loss on payment of capital lease                   189,316             0
     Loss on disposal of equipment                            0       171,895
     Non-cash accruals                                   75,650        81,300
     Changes in operating assets and liabilities:
       (Increase) decrease in trade receivables       (533,981)       332,004
       Decrease in inventories                           14,999       189,294
       Decrease in prepaid expenses and other            65,434        48,048
assets
       Increase (decrease) in accounts payable          294,863     (827,282)
and accrued liabilities
       Increase (decrease) in deferred revenue        (306,914)       695,353
and advance payments on batteries
          CASH USED IN OPERATING ACTIVITIES         (3,892,460)   (2,712,746)

INVESTING ACTIVITIES
  Purchases of property and equipment                  (68,049)     (262,155)
          CASH USED IN INVESTING ACTIVITIES            (68,049)     (262,155)

FINANCING ACTIVITIES
  Payments of notes payable and capital lease         (638,326)     (394,830)
obligations
  Proceeds from issuance of common stock, net           599,294     2,546,981
  Proceeds from issuance of convertible notes         4,000,000             0
payable
  Proceeds from exercise of stock options                50,160             0
  Decrease in restricted cash                           663,220             0
          CASH PROVIDED BY FINANCING ACTIVITIES       4,674,348     2,152,151

          INCREASE (DECREASE) IN CASH AND CASH          713,839     (822,750)
EQUIVALENTS

  Cash and cash equivalents at beginning of             367,861     2,083,032
period

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,081,700    $1,260,282


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

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


NOTE B - Inventories

                                            September 30,    December 31,
                                                1997             1996

       Raw Materials                           $178,094        $151,841
       Work In Progress                          30,626          31,406
       Finished Goods                            25,516          65,988
                                               $234,236        $249,235


NOTE C - Property And Equipment

                                       September 30,       December 31,
                                           1997               1996

       Office Equipment                     $  782,801      $   751,342
       Production and Lab Equipment          5,254,049        5,062,475
       Leasehold Improvements                1,301,018        1,290,197
                                             7,337,868        7,104,014
       Less:  Accumulated                  (3,000,113)      (2,316,995)
       depreciation
       Total Property and Equipment         $4,337,755       $4,787,019


NOTE D - Convertible Notes Payable

Convertible Notes Payable consist of the following:

                                       September 30,      December 31,
                                           1997               1996

       Convertible Notes - 5%               $4,100,000         $      0
       Convertible Notes - 10%                       0          250,000
                                             4,100,000          250,000
       Less Current Maturities                       0        (250,000)
       Convertible Notes  Payable  -        $4,100,000         $      0
       Long Term

In March 1997, the Company entered into a Note Purchase and Option Agreement and a Convertible Promissory Note and Option (the "Agreements") with Corning Incorporated ("Corning"). The 5% Convertible Note is for $4,000,000, is unsecured and matures on March 26, 2002. Interest is payable semi-annually in cash or in kind at the option of the Company. The conversion price is $5.50 per share. A note payable in the amount of $100,000 was issued in September 1997 for interest for the six months then ended with the same terms and conditions as the original note. The Company also granted Corning an option to purchase up to 275,000 shares of Common Stock at $7.00 per share and an option to purchase up to 225,000 shares of Common Stock at $9.00 per share. These options are exercisable until March 1999. The fair market value of the options was estimated to be $1,462,500, using the Black-Scholes option valuation model. This amount was recorded as a Debt Issuance Cost and is being amortized to interest expense over the term of the Note.

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

During 1995 and the first quarter of 1996, the Company accounted for the conversion of convertible debentures, issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Securities and Exchange Commission subsequently announced that it believes such discounts should be treated as interest expense. Accordingly, the Company restated its financial statements for the year ended December 31, 1995 to reclassify the discount (generally 20-25%) as interest expense and record it as a cost of borrowing. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). The restatement increased the net loss for the year ended December 31, 1995 by $2,603,250 ($1.24 per share) and increased the accumulated deficit and paid in capital by the same amount. This restatement is reflected in the Company's financial statements for the year ended December 31, 1996 filed on Form 10-K. The Company's financial statements for the nine months ended September 30, 1996, as presented herein, have been restated to reflect an additional $141,750 in interest expense ($0.04 per share).


NOTE E - Common Stock

In January 1997, the Company completed a private placement of Common Stock with certain of its executive officers and other accredited investors which raised net proceeds of $643,602, net of advisory fees. The offering was conducted in two parts. The terms for the first part, in which the executive officers participated, were $6.56 per share of Common Stock purchased (80,897 shares) and one warrant at an exercise price of $7.56 per share for each dollar invested (530,883 warrants) for gross proceeds of $530,684 to the Company. The terms of the second part were $5.25 per share of Common Stock purchased (28,500 shares), with three warrants per share (85,500 warrants), for gross proceeds of $149,625. One-half of the warrants are exercisable at a price of $5.25 per share and one half at $6.25 per share. All warrants have a two-year term from date of issue.

In April 1997, the Company filed an amended registration statement on Form S-3 for the sale of 127,500 shares issued to Ally Capital Corporation ("Ally") on behalf of its assignees as prepayment for capital lease obligations owed by the Company. The shares were valued at $867,000 based upon the quoted market price of the stock on the date the agreement to issue the 127,500 shares was signed. The shares were sold by Ally on behalf of its assignees, and the proceeds were used to satisfy the lease obligations (approximately $550,000) and to exercise the option to purchase the equipment for approximately $165,000. Additionally, a loss of $189,316 was recorded upon the completion of this transaction and the payment of the capital lease. Upon payment of all lease obligations, letters of credit for $663,220 which secured the lease obligations were canceled and certificates of deposit of an equal amount that collateralized the letters of credit were released.


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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company filed a petition in state court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed has ruled that it cannot exercise personal jurisdiction over HBTL and therefore has no power to hear the case. The Company asked for a re-hearing, which was denied. On August 22, 1997, the Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. On October 31, 1997, HBTL's legal counsel filed a motion to withdraw as counsel for HBTL for inability to reach an agreement with HBTL for payment of legal services at the appellate level. No liability has been recorded in the financial statements at September 30, 1997, for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


NOTE G - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which is effective for financial statements issued for periods after December 15, 1997. SFAS 128 will require restatement of prior reported earnings (loss) per share amounts. Under SFAS 128, the dilutive effect of stock options, warrants and similar securities is excluded in computing basic earnings (loss) per share. Since the Company has reported net losses in prior periods, Statement 128 is not expected to have a material impact on the Company's prior reported loss per share amounts. The method of calculating fully diluted earnings per share will remain essentially unchanged.


NOTE H - Liquidity

The Company has not generated sufficient cash flow from battery sales and project revenue to fund operations for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company sold 109,397 shares of Common Stock
(including 616,383 warrants with exercise prices ranging from $5.25 to $7.56 per share) which generated net proceeds of $643,602 to the Company. In March 1997, the Company received $4,000,000 from the sale to Corning of a five-year unsecured convertible promissory note bearing interest at 5%, including 500,000 options at exercise prices of $9.00 per share (225,000 options) and $7.00 per share (275,000 options). The conversion price of the convertible promissory note is $5.50 per share. In September 1997, the Company completed a transaction with equipment lessors through the issuance of 127,500 shares of Common Stock which were sold by the lessors and the proceeds were used to satisfy the lease obligations and to purchase the equipment. Upon payment of the lease obligations, letters of credit for $663,220 which secured the obligations were canceled and certificates of deposit of an equal amount were released. As of October 31, 1997, the Company had approximately $900,000 of unrestricted cash available.

Management expects the level of battery sales to increase beginning in late 1997/early 1998 from an anticipated increase in orders, primarily from those currently testing batteries and from customers for which the Company is currently developing and delivering prototype batteries. Certain anticipated battery orders have moved from 1997 into 1998 due to customer delays associated with new product introduction and additional time required to produce prototype batteries to meet specific customer and regulatory requirements. Discussions are in process with certain of these customers for the manufacture of additional prototype batteries for further testing in early 1998. However, the timing and amount of battery sales is uncertain. Revenue from project agreements (or "services") is expected to remain relatively constant during the fourth quarter of 1997 and into 1998. Management believes that revenues from battery sales and services (combined with proceeds received from the exercise of stock options in the fourth quarter) will generate sufficient funds to support its overall working capital and capital expenditure needs through 1997; however, if the anticipated battery orders are not received in late 1997 or if cash receipts from project revenue are delayed, additional debt and/or equity financing will be necessary to sustain operations. Debt and/or equity financing will be necessary in late 1997/early 1998 to fund working capital needs and to further expand and automate the manufacturing facility to meet anticipated battery orders. The Company has historically been able to raise funds on a repeated basis to sustain operations. However, there can be no assurance that additional funding can be obtained in a timely manner and on terms acceptable to the Company, if at all.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity which increases to $2 million on February 23, 1998. The Company is currently in compliance with this requirement. There can be no assurance that the minimum can be maintained throughout 1997 at the current level of activity without additional equity financing, conversion of existing debt, exercise of stock options or other transactions that increase shareholders' equity. If the minimum required amount is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Unaudited)


RESULTS OF OPERATIONS

Revenues.    The  Company  had  battery  sales  of  approximately
$123,000 and $786,000 for the three and nine months ended September 30, 1997 compared to $173,000 and $575,000 for the three and nine months ended September 30, 1996. Approximately 65% and 55% of battery sales for the nine months ended September 30, 1997 and 1996, respectively, were to Chrysler Corporation. The remainder of battery sales in both years were derived from smaller orders from numerous companies for evaluation and testing of the Horizon battery in their products. Sales to Chrysler in 1996 and 1997 have been less than projected due to weakened government zero emission vehicle mandates in California. However, government zero emission vehicle mandates in the state of New York, which have recently been challenged and upheld, are expected to result in an increase in battery orders beginning in late 1997 or early 1998, primarily from Chrysler, as indicated by Chrysler to the Company. Current models of the Horizon battery are being evaluated by certain other original equipment manufacturers and vehicle converters for potential integration into their products in late 1997/early 1998 in Europe, Asia and the United States. Aircraft starting battery prototypes are undergoing testing for regulatory approval necessary for customer delivery. Additionally, the Company currently has several prototype battery configurations developed under contract which are being evaluated by customers with a view towards commercial purchase if tests are successful, specifications are met and pricing can be agreed upon. Discussions are also ongoing with such customers for orders of additional prototype batteries for further evaluation and testing. Management expects that sales of batteries will increase in late 1997 and early 1998 as a result of these efforts. However, the amount and timing of battery sales to potential customers is uncertain.

The Company had project revenue of approximately $704,000 and $1,909,000 for the three and nine months ended September 30, 1997 compared to $127,000 and $188,000 for the three and nine months ended September 30, 1996. Project revenue in 1997 was derived from various customers with whom the Company is developing and/or manufacturing evaluation batteries for various hybrid vehicle, electric vehicle, starting and outdoor product applications (Fiat Auto, SMH Automobile S.A. (SMH), the Defense Advanced Research Projects Agency (DARPA), Black & Decker, Chrysler and others which remain confidential). These contracts were awarded to the Company in 1996 and 1997. The majority of these projects are expected to be complete by the end of the year at which time customer testing of additional prototypes is expected to intensify. Revenue from project agreements is expected to remain relatively constant during the fourth quarter of 1997 and into early 1998. Essentially all project revenue generated during 1996 was from Chrysler for various environmental tests performed on the battery.

In July 1996, the Company received a $3,000,000 payment from Chrysler. This payment was compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program ($2,365,000) and for various engineering, research and development (ER&D) efforts ($635,000). Accordingly, $2,365,000 was recorded as capacity maintenance revenue in the third quarter of 1996 and $635,000 was recorded as deferred revenue which is being recognized as project revenue as the ER&D tasks are performed.

Costs and Expenses. Generally, total costs and expenses were higher for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, and were lower for the nine months ended September 30, 1997, compared to the same period in 1996. Certain costs increased in 1997 compared to 1996 while others decreased. Manufacturing costs were approximately the same for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996. At the current rate of battery sales, manufacturing costs are not expected to fluctuate significantly. Management expects manufacturing costs will increase in total but decrease as a percentage of battery sales when volume production begins; however, the timing and amount of such orders remains uncertain. Selling, general and administrative costs were lower for the three month and nine month periods ended September 30, 1997, compared to the same periods in 1996 primarily due to cost savings associated with a consolidation of office and testing facilities into the manufacturing facility in the fourth quarter of 1996. Research and development costs were higher for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 primarily due to a significant increase in project revenue in 1997 as described above. The Company hired additional engineering and manufacturing personnel in 1997 to support contractual development and manufacture of prototype batteries to meet specific customer product requirements (primarily SMH, Fiat, DARPA and Black & Decker). Additionally, the Company entered into a technical development agreement with Corning in the third quarter of 1997 to jointly improve the Company's products, production processes and automation. Corning began providing services under the agreement late in the third quarter of 1997. The Company will pay Corning for such services by issuing stock options to Corning at agreed upon values and exercise prices. The options are being expensed at their fair value, which was approximately $100,000 for the quarter ended September 30, 1997. Work under the agreement has intensified in the fourth quarter of 1997 and is expected to continue throughout 1998.

Depreciation and amortization costs were lower for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996 primarily due to the write-off of approximately
$525,000 of equipment in 1996 which was no longer in use.

Interest costs were higher in the in the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996, due to interest incurred on the 5% $4,000,000 convertible promissory note entered into in March 1997 with Corning and the related amortization of $1,462,500 of options issued to Corning which are being amortized to interest expense over the five year term of the note. Interest costs were lower in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. In 1995, the Company obtained $3,780,000 of convertible debt financing which was converted into Common Stock in 1996. Interest costs in 1996 included $141,750 related to the 25% conversion discount from market on the convertible debt. The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur.

A  loss  of  $189,316 was incurred in the third quarter  of  1997 upon the prepayment of a capital lease obligation.

Liquidity and Capital Resources. During the nine months ended September 30, 1997, the Company did not generate sufficient cash flow from operations to fund its working capital needs. Net cash used in operating activities was approximately $3,900,000. In order to fund operating activities, the Company sold 109,397 shares of Common Stock (and 616,383 warrants) which resulted in net proceeds to the Company of approximately $640,000. Additionally, the Company received $4,000,000 in March 1997 from the sale of a convertible promissory note and options to Corning. The Note bears interest at 5% (payable in cash or in-kind) and matures on March 26, 2002. The Company also completed a transaction with certain equipment lessors through the issuance of 127,500 shares of Common Stock which were subsequently sold by the lessors and the proceeds used to satisfy lease obligations ($550,000) and to purchase equipment ($165,000). Upon payment of the lease obligations, letters of credit for $663,220 were canceled and certificates of deposit of an equal amount were released to the Company. As of October 31, 1997, the Company had approximately $900,000 of unrestricted cash available.

Management expects the level of battery sales to increase beginning in late 1997/early 1998 from an anticipated increase in orders, primarily from those currently testing batteries and from customers for which the Company is currently developing and delivering prototype batteries. Certain anticipated battery orders have moved from 1997 to 1998 due to customer delays associated with new product introduction and additional time required to produce prototype batteries to meet specific customer requirements. Discussions are in process with certain of these customers for the manufacture of additional prototype batteries for further testing in early 1998. However, the timing and amount of battery sales is uncertain. Revenue from project agreements (or "services") is expected to remain relatively constant during the fourth quarter of 1997 and into 1998. Management believes that revenues from battery sales and services (combined with the proceeds received from the exercise of stock options in the fourth quarter) will generate sufficient funds to support its overall working capital and capital expenditure needs through 1997; however, if the anticipated battery orders are not received in late 1997 or if cash receipts from project revenues are delayed, additional debt and/or equity financing will be necessary to sustain operations. Debt and/or equity financing will be necessary in late 1997/early 1998 to fund working capital needs and to further expand and automate the manufacturing facility to meet anticipated battery orders. The Company has historically been able to raise funds on a repeated basis to sustain operations. However, there can be no assurance that additional funding can be obtained in a timely manner and on terms acceptable to the Company, if at all.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claims damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any actions taken by HBTL to pursue the claims. The Company filed a petition in state court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL has no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed has ruled that it cannot exercise personal jurisdiction over HBTL and therefore has no power to hear the case. The Company asked for a re-hearing, which was denied. On August 22, 1997, the Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. On October 31, 1997, HBTL's legal counsel filed a motion to withdraw as counsel for HBTL for inability to reach an agreement with HBTL for payment of legal services at the appellate level. The Company has not recorded a liability in the financial statements at September 30, 1997, for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company's Common Stock is traded on the Over-the-Counter Market and is reported on NASDAQ. In order to maintain listing by NASDAQ, the Company must maintain a minimum $1 million of stockholders' equity which increases to $2 million on February 23, 1998. The Company is currently in compliance with this requirement. There can be no assurance that the minimum can be maintained throughout 1997 at the current level of activity without additional equity financing, conversion of existing debt, exercise of stock options or other transactions that increase shareholders' equity. If the minimum required amount is not maintained, the NASDAQ may choose to delist the Common Stock of the Company from trading which would restrict the liquidity of the Common Stock. Ordinarily, before delisting, the NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance.

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

     On December 19, 1996, the Company filed a petition in the District Court of Travis County, Texas, seeking a declaratory judgment that the Agreement is not effective and HBTL has no right to arbitration or monetary relief and that HBTL is not a licensee of the Horizon technology. HBTL contested jurisdiction and removed the proceedings to the United States District Court for the Western District of Texas, Austin Division Case No. A-97-CA-080-JN. The Court subsequently ruled that it has no personal jurisdiction over HBTL. The Company asked for a re-hearing, which was denied. On August 22, 1997, the Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. On October 31, 1997, HBTL's legal counsel filed a motion to withdraw as counsel for HBTL for inability to reach an agreement with HBTL for payment of legal services at the appellate level.

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


Item 2.   Changes in Securities
     None
Item 3.   Defaults on Senior Securities
     None
Item 4.   Submission of Matters to a Vote of Security Holders
     None


Item 5.   Other Information
     None

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
          27.  Financial Data Schedule.
     (b)  Reports on Form 8-K.
               Reports on Form 8-K filed during the quarter ended
          September 30, 1997 and up to the date of this filing on Form 10-Q were:
               None.


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  November 14, 1997      ELECTROSOURCE, INC.



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


             _____________________________________

                          EXHIBITS TO
                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended         Commission file
               September 30, 1997            Number 0-16323


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