Form 10-K
period 1997-12-31
ELECTROSOURCE INC
filed 1998-03-31
CIK 823927

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997.
                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For    the   transition   period   from   _________________    to
______________

Commission file number 0-16323

                             ELECTROSOURCE, INC.

            (Exact name of Registrant as specified in its charter)

                     Delaware                               742466304
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

    2809 Interstate 35 South,San Marcos, Texas                78666
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (512) 753-6500

Securities registered pursuant to Section 12(b) of             None
                     the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 27, 1998, 4,534,531 common shares were outstanding and the aggregate market value of the common shares held by non-affiliates (based on the closing price of these shares of $0.6563, as reported by NASDAQ at the close of business on March 27, 1998) was approximately $2,976,013.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

Portions  of  the  Company's Definitive Proxy Statement  for  the
Annual Meeting of Shareholders scheduled to be held on May 20, 1998, are incorporated by reference into Part III hereof.


                             PART I

Item 1.  Business.

General

Electrosource, Inc. ("ELSI" or the "Company"), is an energy storage solutions company engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. The Horizonr battery utilizes plate grids made from a patented coextruded wire and a special paste mixture. The Company is devoting its efforts upon development of Horizonr battery technology for use in many applications including hybrid power vehicles, lawn and garden tools, electric vehicles, neighborhood electric vehicles, electric scooters, power management and starting power.

The principal executive offices of the Company are located at 2809 Interstate 35 South, San Marcos, Texas 78666, and its telephone number is (512) 753-6500.

Recent Financial Difficulties

As a result of the delays in development work and sales of batteries and its inability to successfully complete a larger debt or equity financing, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs. Management anticipates that such cost reductions will allow the Company additional time to explore strategic alternatives such as a business combination, the sale of assets and/or a strategic alliance and to attempt to increase revenues and further reduce costs. The Company is in preliminary discussions regarding possible transactions, but there can be no assurance of completion. If additional financing, a business combination, sale of assets or a strategic alliance cannot be arranged by May 1, 1998, the Company plans further significant reductions in the work force and possible subsequent elimination or relocation of manufacturing and other functions with the primary goal of maintaining research and development capabilities, the corporate legal entity and protection of the core technology. Such plans would require additional capital. These alternative plans are subject to a great deal of risk and uncertainty. There is no assurance that any of these alternate plans will be successful or that the Company will be able to continue as a going concern.

The Company anticipates that on April 1, 1998 it will be required to give notice to cancel its facility lease effective September 30, 1998. The Company is in discussions with the lessor for a new lease of the facility to be effective upon expiration of the existing lease on September 30, 1998. If the Company is unable to renegotiate or replace its lease of the facility by September 30, 1998, its ability to produce batteries would be prohibited or greatly impaired.

The Company is currently not in compliance with the listing requirements of NASDAQ and may become delisted unless compliance is achieved soon or a plan of compliance is submitted by the Company and approved by NASDAQ.

The Horizonr Battery

The Company has concentrated its efforts on the design of a new concept of lead-acid battery employing coextruded wire in plates oriented in the horizontal plane, as opposed to the vertical plane orientation of conventional batteries. This battery concept, named "Horizonr," enables design of a lead-acid battery with significantly higher energy density than is possible with conventional battery design. The Horizonr design may also be more economical to manufacture than conventional batteries due to the elimination of several steps in the manufacturing process.
Several hundred prototypes and production versions of the Horizonr battery have been built and tested in a variety of configurations. Testing by the Company and by third parties indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. The Company also believes the Horizon battery has a number of applications other than electric vehicles, such as hybrid powered vehicles, portable power tools such as lawn and garden tools, electric power management, uninterruptible power and for starting, lighting and ignition ("SLI") batteries for automobiles and aircraft. The Company has designed various prototype batteries for such applications which are currently under evaluation by customers.

Coextrusion Technology

The Company holds an exclusive license for the development and commercial exploitation of patented coextruded wire. Coextrusion is a process by which one material is extruded, or forced through a die, with uniform thickness, onto a core material passing simultaneously through the same die. The process is capable of extruding lead (or lead alloy) onto any material having adequate tensile strength to pass at high speed through the pressurized dies. The Company refers to this process as C2M technology. Successfully coextruded core materials include fiberglass, Kevlar and cross-linked carbon fiber yarns, aluminum, copper and
titanium   wire   and   polypropylene,   polyester,   nylon   and
polyethylene monofilament.

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

Marketing

The worldwide market for lead-acid batteries can be classified into the following major segments:

      Starting,  Lighting  and  Ignition.   For  engine  starting
applications as used in aircraft, passenger cars, light and heavy trucks, garden tractors and motorcycles.

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

The Company has initiated strategic business relationships and cooperative development agreements with companies and government agencies in all of the above markets. Management believes that in late 1998 some of these customers could move from test phases to integration of Horizon technology into their commercial products.

Competition

The lead-acid battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, Johnson Controls, Inc., GNB, Hawker and Yuasa, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has historically concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. The principal competitors of the company in the electric vehicle market (Ovonics and Saft) have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

Patents and Protection of Technology

Prior to May 1990, the Company held an exclusive sublicense from Tracor, Inc. ("Tracor") under several US patents covering the coextruded wire and the coextrusion apparatus for producing composite wire for use only in lead-acid battery applications. In May 1990, Tracor assigned to the Company all rights under the original license agreement between Tracor and Blanyer-Mathews,
the  inventors  of the coextrusion technology.   This  assignment
terminated the sublicense between Tracor and the Company and allowed the Company to apply the technology outside of the area of lead-acid storage batteries, if any such applications are
available.    The   license  assigned  to  the  Company   expires
concurrently with the patents, the earliest of which expires in 2004, and requires payment of annual minimum royalties to Blanyer-Mathews of the greater of $100,000 or sales-based royalties equal to 1/2 percent of sales for battery applications. The license becomes  non-exclusive in the event the Company defaults  in  its
obligation  to  pay  the minimum royalty.   The  license  may  be
terminated  by   the  licensor  in the  event  that  the  Company
defaults in its obligation to pay sales-based royalties or enters
bankruptcy.   The Company is responsible for the maintenance  and
administration of the licensed patent. Under the terms of the assignment, the Company is to pay Tracor a royalty of four percent on all technology sales unrelated to lead-acid storage batteries for the term of the license.

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

The know-how relating to the Company's energy-active material formulation, the application of coextruded wire to battery electrodes and certain manufacturing processes are confidential and proprietary to the Company.

Research and Development

Initial research and development programs were directed toward understanding the behavior of the wire in lead-acid battery electrodes in various corrosive environments. With the development of the Horizonr C2M battery concept, the focus of research work has been redirected toward improving the performance of the battery in the following areas; longer cycle life, longer shelf life, and increased specific energy. In addition, programs are in process to reconfigure the Horizon battery concept into a number of different applications. Prototype models of Horizon batteries for specialized markets (see "Marketing") continue to be built in attempts to optimize battery electrical performance and life and to meet customer requests for different battery configurations or performance.

The Company incurred approximately $2,500,000, $1,450,000, and $3,455,000 in research and development costs in the years ended December 31, 1997, 1996, and 1995, respectively, of which approximately $1,400,000, $450,000 and $600,000 related to customer sponsored research activities in the years ended December 31, 1997, 1996 and 1995, respectively.

Backlog

As of December 31, 1997 and 1996, the Company has a backlog of approximately $210,000 and $520,000, respectively, in battery orders. Additionally, in February 1998, the Company received a $1.4 million purchase order for batteries from Chrysler. As of December 31, 1997, the Company has a backlog of approximately $550,000 in project revenue.

Export Sales

During 1997 and 1996, the Company earned revenue of approximately
$1,100,000 and $208,000, respectively, from sales of Horizon batteries and project services to foreign customers.

Customer Concentration

A significant portion of the Company's total revenue from battery sales, project revenue and all other sources (37% and 81% in 1997 and 1996, respectively) was generated from Chrysler Corporation
("Chrysler").

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

Environmental Concerns

The Company's laboratory facility and manufacturing plant includes an enclosed area specifically for the mixing of lead-oxide paste and the application of such paste to battery electrodes. The air in these areas is continuously filtered to remove lead particles. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective aprons, and respirators and are required under Occupational Safety and Health Administration ("OSHA") guidelines to submit to blood monitoring tests on a periodic basis. The analysis of these tests are undertaken by an outside, independent and OSHA approved laboratory and the results thereof are communicated to the Company's employees.

The management of the Company believes that the energy-active material developed by the Company may be safer to manufacture than energy-active materials currently in general use due to reductions in potential environmental hazards. The active material paste used in conventional batteries has a consistency similar to wet cement and must be allowed to dry for two or three days after being impressed into the grid of a battery plate.
When dried the plates produce fine lead dust as they are transported in a plant through the battery assembly process. This airborne dust poses a potential health risk to workers, and there are OSHA regulations regarding allowable levels of airborne lead in a battery plant for which manufacturers must devote significant resources in prevention, treatment, and compliance. The Company's energy-active material, on the other hand, has a consistency similar to toothpaste and contains certain binders which minimize the generation of lead dust, thus minimizing worker exposure to airborne lead.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing equipment to manage and control hazardous substances and pollution. The Company expended $2,200, $8,000, and $385,000 in 1997, 1996, and 1995, respectively, in capital expenditures for such equipment. As part of its on-going operations, the Company incurred $37,000, $13,000, and $170,000 in non-capital expenditures in 1997, 1996, and 1995, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs. The management of the Company believes that the Company is currently in compliance with all applicable local, state, and federal environmental rules and regulations in all material respects with the following exceptions. On
March 20, 1998, the Company received two Letters of Violation from the City of San Marcos; one relative to its lead discharges in wastewater from July 1997 through December 1997 which were in excess of the limits established in the National Categorical Pretreatment Standards ("NCPS") set by the Environmental Protection Agency ("EPA") and one relative to its zinc discharges in wastewater beginning in December 1997 which were in excess of the allowable concentration limits of the Company's permit for zinc regulated by the City of San Marcos. The City of San Marcos has indicated that no fines or penalties will be assessed for these operational violations.

The NCPS compliance calculations for this facility are based on a ratio consisting of the product of total lead contained in daily wastewater discharge flows and total daily wastewater discharge flows divided by daily lead usage. The absolute amount of lead in the contained in the daily wastewater discharged by the facility is well below its allowable limits. The Company has consistently operated at treatment levels approximately 85% below the maximum allowable local limits of lead emissions. The NCPS calculations were established for traditional lead-acid battery manufacturers which use a much larger amount of lead in the battery manufacturing process than the Company and operate at higher volumes. The Company is operating at relatively low production levels. Due to the Company's relatively low lead usage in the battery manufacturing process and its low production volume, the calculated concentration limits in the ratio are difficult for the Company to achieve. The Company can improve its NCPS compliance calculation ratio by decreasing the amount of lead contained in its daily wastewater discharge flow or decreasing the amount of daily wastewater discharged. The Company has developed a plan that it believes will enable it to become compliant with the NCPS standards which involve the recycling and reuse of water within the facility, construction of roofing over the exterior air scrubber to divert the collection of rain water in order to reduce the volume of water collected and treated and other actions. The Company estimates that the cost of such actions will be approximately $25,000. There can be no assurance that such actions will allow the Company to become compliant with the NCPS standards. If these actions do not allow the Company to operate within the NCPS standards, it will be necessary for the Company to prepare a request for variance from the NCPS standards, which would be time-consuming and costly.

The Company does not use zinc in its manufacturing process. The Company believes that the zinc concentrations were caused by corrosion of metal brackets in the Company's trenching which houses its plumbing and wastewater piping. The Company believes that the repairs to this trenching which will allow it to become compliant with its permit for zinc emissions will cost approximately $25,000. There can be no assurance that the estimated repairs to the trenching will be sufficient to allow the Company to become compliant with the allowable zinc concentration limits in its permit.

Other than the costs associated with these two operational violations, management is not currently aware of any infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

Employees

As of March 20, 1998, the Company employed approximately 55 full-time employees.

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

The Company's $25,000 monthly obligation for the lease of the manufacturing facility is currently guaranteed by BDM Technologies, Inc. (now a division of TRW, Inc.)("BDM"). The Company has agreed to purchase the facility or otherwise remove BDM as guarantor of the lease by no later than April 1, 1998. In the event the Company does not purchase the facility or remove BDM as guarantor by this date, then the Company is required to give notice to cancel the facility lease effective September 30, 1998. Management of the Company expects that it will be required on April 1, 1998 to give notice to cancel its facility lease effective September 30, 1998. Management is discussing the terms of a new lease to be effective after September 30, 1998 with the lessor of the facility with essentially the same terms as the existing lease with the exclusion of BDM as guarantor and the requirement for a $50,000 security deposit. However, there is no assurance that a satisfactory arrangement can be reached with the lessor. If the Company terminates the facility lease, the cost of moving and reinstalling production and pollution control equipment to a new location, which has not yet been selected, would be significant and would prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time.

The  Company  also leases premises covering approximately  30,000 square feet at 3800-B Drossett Drive, Austin, Texas (which formerly housed the executive offices and research facilities). The monthly gross rental rate on the amended lease escalates over the term of the lease from $12,000 per month to $15,500 per month in the final year of the term. The lease expires in February 1999. The Company subleases this facility to an unrelated party. The monthly rental of the facilities from the sublease is approximately the same as the Company's monthly rental payments.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. A decision on the appeal is expected in three to six months. No liability has been recorded in the financial statements at December 31, 1997 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                             PART II


Item  5.   Market for the Registrant's Common Stock  and  Related
Shareholder Matters.

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

                             High           Low
1996
     First Quarter         17 13/16         10
     Second Quarter        15 15/16       5 15/16
     Third Quarter          10 5/8         4 1/2
     Fourth Quarter          9 3/8        4 13/32

1997
     First Quarter           8 3/8         4 5/8
     Second Quarter          8 1/4        5 7/16
     Third Quarter           7 1/2         5 5/8
     Fourth Quarter         7 1/16         1 3/4

The transfer agent and registrar for the Common Stock of the Company is Harris Trust Co. of New York, 88 Pine Street, 19th
Floor, New York, NY 10005.

The approximate number of record holders of Common Stock at March
20, 1998, was 3,595.

In January 1997, the Company completed a private placement of 109,397 shares of Common Stock with its executive officers and certain other accredited investors which generated net proceeds of $654,850. In connection with this offering, the Company issued 616,383 warrants with a term of two years and exercise prices ranging from $5.25 to $7.56 per share.

In April 1997, the Company issued 127,500 shares of Common Stock to Ally Capital Corporation ("Ally") on behalf of its assignees as prepayment for capital lease obligations owed by the Company. The shares were valued at $867,000 based upon the quoted market price of the stock on the date the agreement to issue the 127,500 shares was signed. The shares were sold by Ally on behalf of its assignees, and the proceeds were used to satisfy the lease obligations (approximately $550,000) and to exercise the option to purchase the equipment for approximately $165,000. Additionally, a loss of $189,316 was recorded upon the completion of this transaction and the payment of the capital lease. Upon payment of these lease obligations, letters of credit for $663,220 which collateralized the lease obligations were canceled and certificates of deposit of an equal amount that collateralized the letters of credit were released.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs ($314,875, which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM ($452,092). The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to accept a minimum of $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs which the Company has also accrued) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000. The Company recorded the shares issued to BDM at fair market value on the date of the agreement ($766,967) and recorded a subscription receivable for the difference between the fair market value of the shares and the minimum value for such shares accepted by BDM which will be recorded as permanent equity upon final determination of the number of shares to be issued.

In  March  1997,  the Company entered into a  Note  Purchase  and
Option  Agreement  and a Convertible Promissory  Note  and  Stock
Option  Agreement  (the "Agreements") with  Corning  Incorporated
("Corning") for proceeds of $4 million.  The 5% Convertible  Note is  for  $4,000,000 ("$4 Million Note"), is unsecured and matures on  March 26, 2002.  Interest is payable semi-annually in cash or in additional notes at the option of the Company. The $4 Million Note is convertible into Common Stock at a conversion price of $5.50 per
share.   A  note payable in the amount of $100,000 was issued  in
September 1997 for interest for the six months then ended with the same terms and conditions as the $4 Million Note. Under the Agreements, the Company also granted Corning a warrant to purchase up to 275,000 shares of Common Stock at $7.00 per share and a warrant to purchase up to 225,000 shares of Common Stock at $9.00 per share ("Corning Warrants"). The Corning Warrants are exercisable until March 1999. The fair market value of the Corning Warrants were estimated to be $1,462,500, using the Black-
Scholes option valuation model. This amount was recorded as a discount on the note and is being amortized to interest expense over the term of the $4 Million Note.

In  December 1997, the Company issued to Corning a 5% Convertible  Note  for
$2,000,000   ("$2  Million  Note")  to  be  drawn   as   follows:
$1,000,000 on or before December 19, 1997; $500,000 on or  before
January  24,  1998 and $500,000 on or before February  24,  1998.
$1,000,000  was drawn on December 19, 1997, $500,000  on  January
23,  1998 and $500,000 on February 23, 1998.  The $2 Million Note
is  unsecured and matures on December 19, 1998.  The  $2  Million
Note  is  convertible into Convertible Preferred Stock or  Common
Stock.  The $2 Million Note is convertible into 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, which is then convertible into Common Stock at a conversion price of $4.06
per  share.   The  $2 Million Note is convertible  directly  into
Common  Stock  at  a  conversion price of $3.56  per  share.   In
conjunction with the issuance of the $2 Million Note, the Company agreed to reduce the exercise price of the Corning Warrants  from
$7.00  and  $9.00  per  share  to  $4.00  and  $6.00  per  share, respectively.  This increased the estimated fair market value  of the  Corning Warrants by $128,080 using the Black-Scholes  option
valuation  model.   This  increase in value  was  recorded  as  a
discount on the note and is being amortized to interest expense over the term of the $2 Million Note. The combined effective interest rate of the $2 Million and $4 Million Notes is approximately 15%. Because of the complexity of determining the value of the conversion features of the $4 Million and $2 Million
Notes and the related cost which would be incurred to obtain an expert valuation, the Company believes it impracticable to determine the fair value of the $4 Million and $2 Million Notes.

The Company entered into a technical development agreement with Corning in September 1997 to jointly improve the Company's products, production processes and automation. The Company paid Corning for such services by issuing 160,000 warrants which are convertible into 160,000 shares of the Company's Common Stock at an exercise price of $7.125 per share expiring on December 31, 2000. The Company expensed the warrants issued in 1997 at their estimated fair value of approximately $400,000. Work under the technical development agreement is expected to continue throughout 1998.

All of the securities described above were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The securities were sold to domestic parties, all of whom were "accredited investors," in offerings not involving public solicitation or advertising.


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


Item 6.  Selected Financial Data.

                        (In thousands, except per share data)

                               Year Ended December 31,
                      1997      1996      1995      1994      1993

Revenues             $3,244    $3,563    $3,278    $4,614    $3,373
Net Loss            $(7,833)  $(7,825) $(20,508)  $(8,543)    $(197)
Basic (and diluted)
  Loss per Share     $(1.91)   $(2.13)   $(9.76)   $6.05)    $(0.29)
Dividends per Share    None     None      None      None       None


                                 As of Year Ended December 31,
                            1997      1996     1995     1994     1993

Working Capital (Deficit) $(1,675) $(2,845)   $1,556   $2,032   $1,122
Total Assets               $8,006   $9,488   $15,277   $9,318   $4,709
Shareholders' Equity       $1,492   $3,847    $1,240    $(685)  $3,322
Long-Term Obligations      $2,949   $1,768   $11,324   $7,107      $33


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of material uncertainties which may cause the data above not to be indicative of the Company's future financial condition or results of operations.

The foregoing should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include inability to complete a business combination, sale of assets or strategic alliance, inability to obtain additional debt or equity financing, delisting of the Company's Common Stock on NASDAQ, termination of the Company's facility lease, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

As a result of much lower than anticipated mandate-related sales of lead-acid batteries in 1996, the Company refocused efforts in 1997 on relationships with customers, sales of production batteries and continued development of prototype batteries for a variety of electric vehicle ("EV") hybrid electric vehicle ("HEV"), lawn and garden, electric scooter, aircraft starting and other applications in domestic and international markets driven by consumer demand rather than by government legislation. Strategic alliances with customers and organizations were also sought to aid penetration of target markets and assist financially. During late 1996 and 1997, the Company developed cooperative development agreements with companies and government agencies such as Black & Decker (portable power tools), Lockheed Martin (HEVs), Fiat Auto ("Fiat" - EVs and HEVs), SMH Automobile
S. A. ("SMH" - HEVs), the Defense Advanced Project Agency ("DARPA" - EVs and HEVs), and Horizon Aircraft (aircraft starting). Additionally, the Company entered into a strategic business relationship with Corning Incorporated ("Corning") in 1997. The Company received $6,000,000 in funding in the form of Convertible Notes Payable from Corning in 1997 and early 1998 and also entered into a technical development agreement with Corning in the third quarter of 1997 to jointly improve the Company's products, production processes and automation. The Company agreed to pay Corning for such services by issuing warrants to purchase common stock at agreed upon values and exercise prices.

The Company is designing products primarily for new products in emerging markets. Development work for new battery designs and the integration of such designs into a complete battery pack for new products in emerging markets has taken longer than anticipated for a number of reasons. In some circumstances, the Company has experienced changing requirements for the new products for which it is designing battery packs. These new products are being tested with new battery packs and other newly designed components simultaneously. Such changing requirements have contributed to the delays in completion of the programs. In other circumstances, the Company underestimated the amount of time and effort required to customize a battery to meet the unique size, weight, and performance characteristics required for different applications given the Company's limited resources. The Company did not have the organizational structure or funding required for numerous simultaneous research and development programs for new products in emerging markets. Management of the Company is attempting to develop the organizational structure and funding required for such programs. Additionally, in order to successfully commercialize the individual battery types, it was necessary for the Company to focus attention on the unique charging and performance management issues associated with each particular battery pack and application. For instance, in portable power tool applications, the customer stipulated that the battery meet certain performance characteristics with a certain type of charger which is very different than the type of charger historically used by the Company to charge its batteries. In EV and HEV applications, certain customers stipulated that the Company provide a battery management system to monitor and optimize the performance of a string of batteries in a pack. These projects required existing and newly hired electrical engineers and programmers of the Company to focus on designing and building electrical components and developing related software for each application with unique battery, packaging and performance characteristics. The Company either did not anticipate that these problems would need to be solved internally or underestimated the difficulty of these projects at the time these markets were entered given the Company's limited resources. In most cases, it was assumed that these customers would develop or outsource their unique chargers and battery management systems since these systems have historically not been in the Company's area of expertise. The successful design of a battery pack for each application (which includes unique charging and battery management systems) has been one of the most difficult problems of the Company to overcome in successfully commercializing the numerous individual batteries currently under development. Additionally, government certification of the aircraft and helicopter starting batteries has taken longer than expected due to the stringent vibration and other testing required to meet Federal Aviation Administration ("FAA") requirements necessary for certification, which were never previously encountered by the Company.

Sales of existing battery types did not increase as expected in late 1997 primarily due to delays in orders from Chrysler and Lockheed Martin for batteries to be used in emerging markets. Chrysler had indicated in the third quarter of 1997 that it would order batteries from the Company in order to meet 1998 government mandates for Zero Emission Vehicles ("ZEV") in the states of New York and Massachusetts. In December of 1997, Chrysler announced its decision to use Nickel-Metal Hydride batteries in ZEVs for the 1999 model year. (Chrysler did however place a $1.4 million order with the Company in early 1998 for existing vehicles.) Lockheed Martin has indicated that purchases of batteries have been less than anticipated because of problems with other suppliers of parts for their HEVs which has delayed production of such vehicles.

As a result of the delays in development work and sales of batteries and its inability to successfully complete a larger debt or equity financing, in February 1998, the Company cut its staffing by approximately 40% to reduce costs. Management anticipates that such cost cuts will allow the Company additional time to explore strategic alternatives such as a business combination, the sale of assets and/or a strategic alliance and to attempt to increase revenues and further reduce costs. The Company is in preliminary discussions regarding possible transactions, but there can be no assurance of completion. If additional financing, a business combination, sale of assets or a strategic alliance cannot be arranged by May 1, 1998, the Company plans further significant reductions in the work force and possible subsequent elimination or relocation of manufacturing and other functions with the primary goal of maintaining research and development capabilities, the corporate legal entity and protection of the core technology. Such plans would require additional capital. These alternative plans are subject to a great deal of risk and uncertainty. There is no assurance that any of these alternate plans will be successful or that the Company will be able to continue as a going concern.

Revenue

The Company generated project revenue of approximately $2,234,000, $295,000 and $989,000 for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, approximately $1,500,000 of revenue was generated from SMH, DARPA and Fiat for the development and/or evaluation of batteries and battery packs for HEV and EV applications and $645,000 was generated from Chrysler for various engineering, environmental and other tests performed on the battery. Management expects project revenue to decrease in 1998 as project agreements with these customers to design and build prototype batteries and battery packs are expected to be complete in mid and late 1998 at which time orders for prototype batteries from such customers are expected to commence; however, the timing and amount of such revenue is uncertain. Approximately $115,000 in project revenue in 1996 was generated from Chrysler for environmental and other tests performed on the Horizon battery and $797,000 was generated in 1995 for the retrofit of the Horizon battery for their EPIC Minivan Program. The remainder of project revenue generated in 1996 was from DARPA, Fiat, Black & Decker and others which remain confidential for the development of prototype batteries for EV, HEV and portable power tool applications. Project revenue of $100,000 generated during 1995 was from a program to perform a Preliminary Design Review ("PDR") for a potential manufacturing facility in India. This review was concluded in 1995 and work under this program was terminated.

The Company had battery sales of approximately $915,000, $823,000 and $1,196,000 for the years ending December 31, 1997, 1996 and 1995, respectively. Approximately 56% of the Company's 1997 battery sales and 50% of 1996 and 1995 battery sales were to Chrysler. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program, as Chrysler has not yet offered the electric minivan for lease or sale to the general public. Chrysler announced its decision to use Nickel-Metal Hydride batteries in its electric minivan for the 1999 model year, however, it has continued to order small amounts of batteries from the Company for further testing and evaluation. Approximately 28% of 1997 battery sales were to Lockheed Martin for use in HEVs and EVs which they are producing for fleet consumers. The remainder of battery sales in all years were from numerous customers requesting batteries for testing and evaluation. Management expects the level of battery sales to remain flat or slightly increase in late 1998 as the Company fills a portion or all of its $1.4 million purchase order from Chrysler. Releases under a purchase order from Lockheed Martin are expected to increase in late 1998, and orders from others testing production or prototype batteries may begin. Additionally, management expects to receive FAA certification of its battery designs used in the aircraft and helicopter starting applications in late 1998 at which time sales of these batteries are expected to commence. However, the amount and timing of any
of   these  sales  remains  uncertain.   The  majority  of  these
applications are in emerging markets and the entry of final products into such markets is difficult to predict. Moreover, if a business combination, sale of assets, a strategic alliance or additional financing cannot be arranged by May 1, 1998, the Company plans further personnel reductions and possible subsequent elimination or relocation of manufacturing and other operations. Additionally, on April 1, 1998, the Company expects to be required to give notice to cancel its facility lease effective September 30, 1998. Management is discussing the terms of a new lease to be effective after September 30, 1998 with the lessor of the facility with essentially the same terms as the existing lease with the exclusion of BDM as guarantor and the requirement for a $50,000 security deposit. If the Company is unable to renegotiate or replace its lease of the facility before September 30, 1998, the cost of moving and reinstalling production and pollution control equipment to a new location would be significant and would prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time, and conduct its operations. (See also Liquidity and Capital Resources below.)

In July 1996, the Company received a $3,000,000 payment from Chrysler. Chrysler designated $2,366,000 of this payment as compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its EPIC Minivan Program and $634,000 for various engineering, research and development ("ER&D") efforts. During 1996, the Company recorded $2,366,000 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. The Company recorded $634,000 as deferred revenue which was recognized as income in 1997 as the ER&D tasks were performed.

The Company also generated $1,000,000 in 1995 in license fees under a Distribution Agreement with Mitsui Engineering & Shipbuilding Co., Ltd. ("MES") for the export and exclusive distribution of the Company's Horizon battery in Japan. In 1996, the Company completed a Termination Agreement with MES which terminated the Distribution Agreement and settled all outstanding financial matters with MES.

Costs and Expenses

Total costs and expenses decreased by approximately $310,000 or 3% during 1997; however the composition of the costs incurred during 1997 was different than in 1996. Manufacturing costs decreased by approximately $213,000 or 6% during 1997 while battery sales increased by 10%. The decrease in such costs was due to increases in productivity and further refinement of the production processes. Manufacturing costs have remained high as a percentage of battery sales primarily due to the fact that the Company has not had the capital required to further automate the production processes, materials are being purchased in low volumes and the fixed facility costs of leasing and maintaining its 88,000 square foot facility are significant. Management expects that manufacturing costs can decrease as a percentage of battery sales if, and when, volume production begins; however, additional capital will be required for manufacturing tooling required for the production of prototype battery models in order to achieve manufacturing efficiencies and to lower raw material costs. The timing and amount of battery orders remains uncertain and the sources of capital which would be required for the related tooling for such orders may not be available to the Company.

Selling, general and administrative costs decreased by approximately $640,000 or 21% during 1997 primarily due to cost savings associated the consolidation of the Company's corporate and manufacturing facilities into one location in late 1996, combined with cost cutting efforts. The Company subleased the Austin facility, reducing related lease and utility costs by approximately $250,000 annually. Costs were also reduced significantly for travel, legal, accounting and consulting fees. Management expects selling, general and administrative costs to continue to decrease in 1998 based on the actions taken in February 1998 to further reduce the work force and control costs.

Research and development costs increased by approximately $1,040,000 or 72% in 1997 due to the significant increase in development work associated with the custom design of numerous batteries and battery packs for customers (SMH, Fiat, SMUD, Black & Decker, Chrysler and another which remains confidential), testing and evaluation of batteries (aircraft and helicopter starting applications) and costs associated with joint research and development efforts with Corning to improve the Company's products, production processes and automation. The costs associated with such development efforts have been significant. It is anticipated that the current level of research and development expenditures will remain relatively constant during 1998 as the work on most of these and other programs is expected to continue for most of the year.

Technology  license  and  royalty  costs  and  depreciation   and
amortization costs were comparable from 1997 to 1996 and are expected to remain relatively constant during 1998.

Interest costs slightly decreased during 1997 and are expected to increase in 1998 as the Company's debt obligations have increased during 1997 and early 1998. The Company has issued Convertible Notes Payable to Corning with a principal balance of $6,100,000 as of February 28, 1998 at face interest rates of 5%. The Company is also amortizing discounts on the Convertible Notes Payable and expects interest expense related to this amortization of approximately $370,000 in 1998.

Total costs and expenses decreased significantly during the year ended December 31, 1996 compared to 1995. Since sales did not materialize as anticipated in late 1995 and into 1996, management began a cost reduction program during 1996. Staffing was reduced by approximately 50% during 1996. During late 1996, management made the decision to consolidate its Austin headquarters into the San Marcos manufacturing plant to further reduce costs. Costs were also reduced as a result of increases in productivity. Generally, total costs were higher in 1995 as compared to 1996, as the Company began to purchase machinery and implement production processes to manufacture the Horizon battery in commercial quantities and increased the production, marketing and administrative staffs accordingly in anticipation of the production purchase order received from Chrysler in December 1995. During 1995, the Company also incurred significant nonrecurring costs to replace batteries which failed to perform as expected due to early manufacturing problems as well as improper storage and charging of the batteries by customers. Additionally, the Company issued 136,000 shares of unregistered, restricted shares of Common Stock in 1995 which were valued at $1,468,000 and charged to expense, associated with investor/public relations services to be provided by a consulting firm. Significant research and development expenditures were also incurred in 1995 which resulted in technical achievements in specific energy, power and cycle life from batteries produced on the manufacturing line, not just laboratory prototypes. Interest costs were higher in 1995 as well due to the incurrance in 1995 of approximately $13,000,000 in Convertible Debt financing which generally converted within 90 days of the respective financing. Interest costs in 1995 included $2,603,250 related to the conversion discount from market on the Convertible Notes Payable (generally 20-25%). The discount was amortized over the period beginning with the issuance of the debt to the first date that conversion could occur (generally 60 days). Interest costs of $141,750 were recorded in 1996 for the Convertible Notes Payable issued in 1995. There were no Convertible Notes Payable issued in 1996.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing equipment to manage and control hazardous substances and pollution. The Company expended $2,200, $8,000 and $385,000 in 1997, 1996 and 1995, respectively, in capital expenditures for such equipment. As part of its on-going operations, the Company incurred $37,000, $13,000, and $170,000 in non-capital expenditures in 1997, 1996 and 1995, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs. However, on March 20, 1998, the Company received two Letters of Violation from the City of San Marcos; one relative to its lead discharges in wastewater from July 1997 through December 1997 which were in excess of the limits established in the National Categorical Pretreatment Standards ("NCPS") set by the Environmental Protection Agency ("EPA") and one relative to its zinc discharges in wastewater beginning in December 1997 which were in excess of the allowable concentration limits of the Company's permit for zinc regulated by the City of San Marcos. The City of San Marcos has indicated that no fines or penalties will be assessed for these operational violations.

The NCPS compliance calculations for this facility are based on a ratio consisting of the product of total lead contained in daily wastewater discharge flows and total daily wastewater discharge flows divided by daily lead usage. The absolute amount of lead contained in the daily wastewater discharged by the facility is well below its allowable limits. The Company has consistently operated at treatment levels approximately 85% below the maximum allowable local limits of lead emissions. The NCPS calculations were established for traditional lead-acid battery manufacturers which use a much larger amount of lead in the battery manufacturing process than the Company and operate at higher volumes. The Company is operating at relatively low production levels. Due to the Company's relatively low lead usage in the battery manufacturing process and its low production volume, the calculated concentration limits in the ratio are difficult for the Company to achieve. The Company can improve its NCPS compliance calculation ratio by decreasing the amount of lead contained in its daily wastewater discharge flow or decreasing the amount of daily wastewater discharged. The Company has developed a plan that it believes will enable it to become compliant with the NCPS standards which involve the recycling and reuse of water within the facility, construction of roofing over the exterior air scrubber to divert the collection of rain water in order to reduce the volume of water collected and treated and other actions. The Company estimates that the cost of such actions will be approximately $25,000. There can be no assurance that such actions will allow the Company to become compliant with the NCPS standards. If these actions do not allow the Company to operate within the NCPS standards, it will be necessary for the Company to prepare a request for variance from the NCPS standards, which would be time-consuming and costly.

The Company does not use zinc in its manufacturing process. The Company believes that the zinc concentrations were caused by corrosion of metal brackets in the Company's trenching which houses its plumbing and wastewater piping. The Company believes that the repairs to this trenching which will allow it to become compliant with its permit for zinc emissions will cost approximately $25,000. There can be no assurance that the estimated repairs to the trenching will be sufficient to allow the Company to become compliant with the allowable zinc concentration limits in its permit.

Other than the costs associated with these two operational violations, management is not currently aware of any infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

The Company has completed an assessment of its information technology systems' readiness for the year 2000 and currently believes that the modifications necessary for the year 2000 are not significant. This is because the Company's information systems are not complex and have been purchased/installed over the last few years and the Company believes most of the related software is year 2000 compliant or year 2000 compliant replacements are readily available. The Company also believes embedded software in its manufacturing production equipment is either not year sensitive or was developed considering the impact of the year 2000 issues. The Company will be testing its systems for year 2000 readiness in 1998 and the project is estimated to be complete in late 1999, prior to any estimated impact. The Company does not expect the costs of this project to be material or for it to have a significant effect on operations and believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. However, if management's assessment proves inaccurate or if such modifications and conversions are not made or are not completed timely, the year 2000 issue might impact the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

During the years ended December 31, 1997, 1996 and 1995, the Company issued approximately 677,000, 844,000, and 1,500,000 shares of Common Stock, respectively, as a result of financing transactions, purchases of technology and equipment, payment of the Technology License Payable and consulting services and the exercise of stock options. As a result of the increase in shares for these years, the loss per share in each was less than it would have been based on the shares outstanding at the end of the preceding year. Management of the Company believes that the issuance of shares in these years was necessary to fund the increased working capital and capital expenditure requirements.

Liquidity and Capital Resources

During 1997, the Company did not generate sufficient cash flow from operations to fund its working capital needs. As a result, the Company sold 109,397 shares of Common Stock (combined with 616,383 warrants to purchase Common Stock at prices ranging from $5.25 to $7.56 per share) which resulted in net proceeds to the Company of $655,000 during the year. Additionally, in order to reduce monthly cash expenditures for operating and capital leases and to obtain release of restricted cash securing letters of credit securing capital leases, the Company issued 426,804 shares of Common Stock to settle or prepay such obligations. The Company issued 127,500 shares of Common Stock to a lessor in settlement of $550,000 of lease obligations and for the purchase of $166,000 of capital equipment at which time letters of credit for $663,220 which collateralized the lease obligations were canceled and certificates of deposit of an equal amount that collateralized the letters of credit were released. The Company issued 299,304 shares of Common Stock to BDM Technologies, Inc. (now a division of TRW, Inc.)("BDM") toward past due obligations owed and prepayment under operating leases for certain production equipment. During 1997, the Company borrowed $5,000,000 in the form of 5% Convertible Notes from Corning. In January and February 1998, the Company borrowed an additional $1,000,000 of 5% Convertible Notes from Corning. Funds generated in 1997 from these activities were used to maintain minimum production capabilities and to sustain operations, to design and develop custom batteries and battery packs for several applications and to pay for the lease and maintenance of its 88,000 square foot manufacturing facility. Capital expenditures of approximately $134,000 were incurred in 1997, primarily related to further automation.

Development work has taken longer than anticipated and battery sales have been delayed. Cash flow is not sufficient to fund operations. Therefore, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs. Management anticipates that such reductions in cost will allow the Company additional time to explore strategic alternatives such as a business combination, the sale of assets and/or a strategic alliance and to attempt to increase revenues and further reduce costs. The Company is in preliminary discussions regarding possible transactions, but there is no assurance that such transactions can be completed and if completed can generate the funds required to sustain the Company.

Management believes that it has sufficient cash on hand and to be received from firm orders for batteries and development work to continue operations at current levels through May of 1998. If a business combination, sale of assets, strategic alliance or additional financing cannot be arranged by May 1, it will be necessary to make further reductions in the work force, primarily at the executive management level, which management believes could allow the Company to operate into August of 1998. If a significant order for batteries is not completed or a business combination, sale of assets, strategic alliance or additional financing cannot be arranged by the end of the second quarter of 1998, it will be necessary for the Company to make significant reductions in the work force, and eliminate or relocate manufacturing and/or other functions with the primary goal of maintaining research and development capabilities, the corporate legal entity and protection of the core technology. Such plans would also require the Company to obtain additional capital. These alternate plans are subject to a great deal of uncertainty and risk. There is no assurance that such plans will be successful or that the Company will be able to continue as a going concern.

The  Company's $25,000 monthly obligation for the  lease  of  the manufacturing facility is currently guaranteed by BDM. The Company has agreed to purchase the facility or otherwise remove BDM as guarantor of the lease by no later than April, 1, 1998. In the event the Company does not purchase the facility or remove BDM as guarantor by this date, then the Company is required to give notice to cancel the facility lease effective September 30, 1998. Management of the Company expects that it will be required on April 1, 1998 to give notice to cancel its facility lease effective September 30, 1998. Management is discussing the terms of a new lease to be effective after September 30, 1998 with the lessor of the facility with essentially the same terms as the existing lease with the exclusion of BDM as guarantor and the requirement for a $50,000 security deposit. However, there is no assurance that a satisfactory arrangement can be reached with the lessor. If the Company terminates the facility lease, the cost of moving and reinstalling production and pollution control equipment to a new location, which has not yet been selected, would be significant and would prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time, and hence impair the conduct of the Company's operations.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to accept a minimum of $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000. The Company's closing market price as reported by NASDAQ on March 20, 1998 was $0.6563. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1998 to satisfy current battery orders. There were no significant capital commitments at December 31, 1997.

Convertible Notes Payable of $2,000,000 issued by Corning in late 1997 and early 1998 will mature on December 19, 1998. The debentures are convertible into Convertible Preferred Stock or Common Stock. Debentures with a principal balance at $2,000,000 are convertible into 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, which is then convertible into Common Stock at $4.06 per share. The debentures are convertible directly into Common Stock at $3.56 per share.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Marketsm ("NASDAQ"). In order to maintain listing by NASDAQ under new rules which went into effect in February 1998, the Company must maintain a minimum $2 million of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company is not in compliance with this new requirement as of December 31, 1997 and does not expect to be in compliance without the infusion of additional equity financing, the sale of assets, forgiveness or conversion of debt or a business combination. The Company is in preliminary discussions regarding possible arrangements, although there is no assurance that such a transaction can be completed or if completed will generate the net tangible assets required by the new requirement. Additionally, NASDAQ requires a minimum $1.00 per share minimum bid price to maintain listing. The Company's closing market price as reported on NASDAQ on March 20, 1998 was $0.6563. The Company expects to be notified by NASDAQ of its noncompliance with listing requirements. Ordinarily, before delisting, NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance with the listing requirements. In the event that the Common Stock were no longer traded on the NASDAQ market, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specified disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stocks may be reluctant to provide the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company is delisted from NASDAQ and is unable to obtain significant additional orders for batteries or additional development contracts, it will be difficult to obtain additional funding. There can be no assurance that additional funding, contracts or sales which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. A decision on the appeal is expected in three to six months. No liability has been recorded in the financial statements at December 31, 1997 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

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

None.


                            PART III


Item 10.  Directors and Executive Officers of Registrant.

Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, and is incorporated herein by reference.

Information with regard to the filing of reports of ownership and changes of ownership by the Company's directors, officers, and persons who beneficially own more than ten percent of a registered class of the Company equity securities is set forth under "ELECTION OF DIRECTORS - Section 16(a) Disclosure" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, and is incorporated herein by reference.


Item 11.  Executive Compensation.

Information with regard to executive compensation and pension or similar plans is set forth under "ELECTION OF DIRECTORS - Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, and is incorporated herein by reference.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

Information with regard to security ownership of certain beneficial owners and management is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

Information with regard to certain transactions is set forth under "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "ELECTION OF DIRECTORS - Certain Relationships and Related Transaction" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, and is incorporated herein by reference.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    The following financial statements of the Company are included in
Item 8:

                                                           Page No.

Balance Sheets -- December 31, 1997 and 1996                  F-3

Statements of Operations -- For the years ended
  December 31, 1997, 1996 and 1995                            F-4

Statements of Shareholders' Equity -- For the years ended
  December 31, 1997, 1996 and 1995                            F-5

Statements of Cash flows -- For the years ended
  December 31, 1997, 1996 and 1995                            F-6

Notes to Financial Statements -- December 31, 1997            F-7


(a)(2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the notes to financial statements, not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)    Exhibits

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

3.3 Amendment to Restated Certificate of Incorporation of Electrosource, Inc., increase in authorized shares to 50,000,000 shares (filed as Exhibit 3.1 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated herein by reference).

3.4 Amendment to Restated Certificate of Incorporation of Electrosource, Inc., elimination of Certificate of Designation for Series A and Series A-1 Preferred Stock (filed as Exhibit 3.2 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated hereby by reference).

3.5 Amendment to the Restated Certificate of Incorporation of Electrosource filed as of July 22, 1996 (filed as Exhibit 3.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

3.6 Bylaws of Electrosource, Inc. (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference).

3.7 Amendment to Bylaws of Electrosource, Inc., pursuant to a Certificate of Secretary dated May 25, 1990 (filed as Exhibit 3.3 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

3.8 Amendment to Bylaws of Electrosource, Inc. dated November 3, 1993 (filed as Exhibit 3.5 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

3.9 Amendment to Bylaws of Electrosource, Inc. dated June 23, 1994 (filed as Exhibit 3.6 to Electrosource, Inc. Annual Report filed on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

3.10 Amendment to Bylaws of Electrosource, Inc. dated November 13, 1996 (filed as Exhibit 3.10 to Electrosource, Inc. Annual Report filed on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference).

4.1 Warrant to purchase up to 5,424 shares of Electrosource, Inc. Common Stock issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to Electrosource, Inc. Current Report on Form 8-K filed April 12, 1995 and incorporated herein by reference).

4.2 Warrant to purchase up to 5,000 shares of Electrosource, Inc. Common Stock issued to Ally Capital Management, Inc. on April 17, 1995 (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.3 Warrant to purchase up to 25,000 shares of Electrosource, Inc., Common Stock, issued to Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated herein by reference).

4.4 Warrant to purchase up to 100,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.5 to Electrosource, Inc., Quarterly Report of Form 10-Q for quarter ended June 30, 1995 and incorporated herein by reference).

4.5 Warrant to purchase up to 100,000 shares of Electrosource, Inc., Common Stock, issued to ACM Advisors, Zurich, Switzerland, dated July 27, 1995 (filed as Exhibit 4.6 to Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated herein by reference).

4.6 1987 Stock Option Plan of Electrosource, Inc. (filed as Annex A, pages 44 to 48 of Company's Information Statement filed October 16, 1987 and incorporated herein by reference).

4.7 Amendment No. 1 to 1987 Stock Option Plan of Electrosource, Inc. dated February 19, 1992 (filed as Exhibit 4.3 to Company's Registration Statement [No. 33-49049] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

4.8 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

4.9 1988 Non-Employee Director Option Plan of Electrosource, Inc. (filed as Exhibit 4.2 to Company's Registration Statement [No. 33-22223] on Form S-8 filed June 7, 1988 and incorporated herein by reference).

4.10 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Company's Registration Statement [No. 33-35856] on Form S-8 filed July 12, 1990 and incorporated herein by reference).

4.11 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Company's Registration Statement [No. 33-49042] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

4.12 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-64108] on Form S-8 filed June 9, 1993 and incorporated herein by reference).

4.13 1993 Non-Employee Consultant Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4.2 to Registration Statement [No. 33-65386] on Form S-8 and incorporated herein by reference).

4.14    1994  Stock  Option Plan of Electrosource, Inc. (filed as  Exhibit
        10.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.15    1996  Stock Option Plan for Electrosource, Inc. (filed as  Exhibit
        4.2 to Registration Statement [No. 333-31101] on Form S-8 and incorporated herein by reference).

4.16 Warrant (Stock Option Agreement No. W12-101) to purchase up to 20,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment of that certain Project Annex dated October 20, 1997.

4.17 Warrant (Stock Option Agreement No. W12-102A) to purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997.

4.18 Warrant (Stock Option Agreement No. W12-103A) to purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997.

10.1    Sublicense   Agreement  dated  as  of  October  5,  1987   between
        Electrosource, Inc. and Tracor, Inc. (filed as Exhibit 10.4 to Form 10 and incorporated herein by reference).

10.2 Patent and Technology Exclusive License Agreement dated August 14, 1984 between Tracor, Inc. and Blanyer-Mathews Associates, Inc. ("BMA") (filed as Exhibit 10.9 to Registration Statement [No 33-30486] on Form S-1 filed August 14, 1989 hereinafter referred to as "Form S-1" and incorporated herein by reference).

10.3 Amendment to Patent and Technology Exclusive License Agreement dated May 29, 1987 between Tracor, Inc. and BMA (filed as Exhibit
        10.10 to Form S-1 and incorporated herein by reference).

10.4 Bonus Royalty Agreement dated May 26, 1989 among Electrosource, Inc., Tracor, Inc., and BMA (filed as Exhibit 19 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference).

10.5 Amendment to Bonus Royalty Agreement entered into as of November 30, 1989 by and among BMA, Tracor, Inc. and Electrosource, Inc. (filed as Exhibit 10.17 to Post Effective Amendment No. 1 to Form S-1 Registration Statement [No. 33-34581] filed December 11, 1989 hereinafter referred to as "Post-Effective Amendment" and incorporated herein by reference).

10.6 Assignment of Patent License dated as of May 14, 1990 by and between Electrosource, Inc. and Tracor, Inc. (joined by BMA for limited purposes described therein) (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 31, 1990 hereinafter referred to as the "1990 Form 10-K" and incorporated herein by reference).

10.7    Letter   Agreement   dated  as  of  January   15,   1991   between
        Electrosource, Inc. and BMA (filed as Exhibit 10.21 to the Company's 1990 Form 10-K and incorporated herein by reference).

10.8 License Modification Agreement dated January 16, 1992 between Blanyer Mathews & Associates, Inc., Electrosource, Inc. and Battery Horizons, Ltd. (filed as Exhibit 10.23 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.9    First  Amendment to Assignment of Patent License  dated  April  2,
        1992  between  Electrosource, Inc.  and  Tracor,  Inc.  (filed  as
        Exhibit 10.58 to Company's Registration Statement [No. 33-65248] on Form S-1 filed June 30, 1993 and incorporated herein by reference).

10.10 Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc. dated February 22, 1992 (filed as Exhibit
        10.25 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.11 First Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc. dated February 24, 1993 (filed as
        Exhibit 10.27 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.12 Second Amendment to Lease Agreement between Aetna Life Insurance Company and Electrosource, Inc. dated March 1, 1996 (filed as
        Exhibit 10.14 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

10.13 Sublease Agreement between Electrosource, Inc. and Merit Printing, Inc. dated February 24 1997.

10.14 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc. dated August 17, 1993 (filed as Exhibit 10.42 to Electrosource Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.15 Amendment to Business Alliance and License Agreement dated November 1, 1995 between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10.16 Stock Purchase Agreement together with the Asset and Technology License Agreement dated January 31, 1995 between BDM Technologies, Inc. and Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.17 First Amendment to Asset and Technology License Agreement between BDM International, Inc. and Electrosource, Inc. dated December 18, 1997.

10.18 Termination Agreement between Electrosource, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd. dated March 6, 1996 (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

10.19 Purchase Agreement between Quantum Energy Systems and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as
        Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.20 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource, Inc. (filed as Exhibit
        10.65 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.21 Development Agreement and Agreement for Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated November 1, 1995 (filed as Exhibit 10.68 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.22 Purchase Order between Chrysler Corporation and Electrosource, Inc. dated January 9, 1996 (filed as Exhibit 10.69 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.23 Agreement for Aircraft Starting Battery Distribution between Electrosource, Inc. and Horizon Aviation, Inc. dated February 13, 1996 (filed as Exhibit 10.70 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.24 Joint Development Agreement between Electrosource, Inc. and Black & Decker (U.S.), Inc. dated March 8, 1996 (filed as Exhibit 10.71 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.25 Memorandum of Understanding between Electrosource, Inc. and Lockheed Martin Corporation dated March 15, 1996 (filed as Exhibit
        10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

10.26 Letter of Agreement between Electrosource, Inc. and Ally Capital Corporated dated December 18, 1996 (filed as Exhibit 4.9 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.27 Amendment dated January 20, 1997 to Letter of Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit 4.10 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.28 Amendment dated April 10, 1997 to Letter Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit 4.11 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.29 Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 4.9 to Electrosource, Inc. Registration Statement [No. 333-25659] Form S-3 on April 23, 1997 and incorporated herein by reference).

10.30 Note Purchase and Option Agreement for $4 million dated March 27, 1997 between Electrosource, Inc. and Corning Incorporated (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10.31 5% Convertible Promissory Note for $100,000 dated September 27, 1997 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March 27, 1997.

10.32 5% Convertible Promissory Note for $102,500 dated March 27, 1998 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March 27, 1997 and Promissory Note dated September 27, 1997.

10.33   Amendment  No. 1 dated December 22, 1997 to Stock Option Agreement
        dated   March   27,   1997   between  Corning   Incorporated   and
        Electrosource, Inc.

10.34 Research and Development Umbrella Agreement dated July 1, 1997 between Corning Incorporated and Electrosource, Inc.

10.35 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
        Exhibit 1, Project Proposal, Physical and Chemical Description of Battery Electrode "Moss."

10.36 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
        Exhibit 1, Project Proposal, Engineering Resources.

10.37 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
        Exhibit 1, Project Proposal, Characterization of Electrode Materials and Collector Grid Materials.

10.38   Severance    Agreement   between   officers/key   employees    and
        Electrosource, Inc. dated August 25, 1997.

10.39 Note Purchase Agreement for $2 million dated December 19, 1997 between Electrosource, Inc. and Corning Incorporated

10.40 Purchase Order for Horizon Batteries Pack Development Program between Fiat Auto and Electrosource, Inc. dated September 30, 1996.

10.41 Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc.

10.42 Summary Contract Amendment Terms dated November 12, 1997 for Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

10.43 Form of Director Indemnification Agreement (filed as Exhibit 10.8 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1987 and incorporated herein by reference).

10.44 Director Indemnification Agreement dated January 16, 1992 between Electrosource, Inc. and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.45 Director Indemnification Agreement dated November 4, 1992, between Electrosource, Inc. and Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.46 Director Indemnification Agreement dated September 1, 1993 between Electrosource, Inc. and Dr. Norman Hackerman (filed as Exhibit
        10.57 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

10.47 Director Indemnification Agreement dated June 23, 1994 between Electrosource, Inc. and Michael G. Semmens (filed as Exhibit 10.72 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.48 Director Indemnification Agreement dated November 2, 1994 between Electrosource, Inc. and Richard S. Williamson (filed as Exhibit
        10.73 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.49 Director Indemnification Agreement dated June 22, 1995 between Electrosource, Inc. and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.50 Director Indemnification Agreement dated June 22, 1995 between Electrosource, Inc. and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.51 Director Indemnification Agreement dated March 3, 1997 between Electrosource, Inc. and Richard E. Balzhiser.

10.52 Director Indemnification Agreement dated August 26, 1997 between Electrosource, Inc. and Earl E. Gjelde.

10.53 1987 Stock Option Plan of Electrosource, Inc. (filed as Annex A, pages 44 to 48 of Electrosource, Inc. Information Statement filed October 16, 1987 and incorporated herein by reference).

10.54 Amendment No. 1 to 1987 Stock Option Plan of Electrosource, Inc. dated February 19, 1992 (filed as Exhibit 4.3 to Electrosource, Inc. Registration Statement [No. 33-49049] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

10.55 Amendment No. 2 to 1987 Stock Option Plan of Electrosource, Inc. (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.56 1988 Non-Employee Director Option Plan of Electrosource, Inc. (filed as Exhibit 4.2 to Electrosource, Inc. Registration Statement [No. 33-22223] on Form S-8 filed June 7, 1988 and incorporated herein by reference).

10.57 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Electrosource, Inc. Registration Statement [No. 33-35856] on Form S-8 filed July 12, 1990 and incorporated herein by reference).

10.58 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-49042] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

10.59 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-64108] on Form S-8 filed June 9, 1993 and incorporated herein by reference).

10.60 1993 Non-Employee Consultant Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4.2 to Electrosource, Inc. Registration Statement [No. 33-65386] on Form S-8 filed June 30, 1993 and incorporated herein by reference).

10.61   1994  Stock  Option Plan of Electrosource, Inc. (filed as  Exhibit
        10.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.62   1996  Stock Option Plan for Electrosource, Inc. (filed as  Exhibit
        4.2  to  Registration Statement [No. 333-31101] on Form  S-8   and
        incorporated herein by reference).

10.63 Consulting Agreement dated March 4, 1995 between Beacon Advisors, Inc. (Langhorne Reid, III) and Electrosource, Inc. (as filed
        Exhibit 10.117 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

10.64 Consulting Agreement dated January 1, 1996 between Jack J. Guy and Electrosource, Inc. (as filed Exhibit 10.118 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

24.1    Consent of Ernst & Young LLP

27.     Financial Data Schedule


(b)       Reports on Form 8-K.

          Reports on Form 8-K filed during the quarter ended December 31, 1997 were:

                December  23,  1997, Announcement of  $2,000,000  Note
                 Purchase Agreement with Corning Incorporated.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELECTROSOURCE, INC.


                                   By:   /s/ Michael G. Semmens
                                       Michael G. Semmens, President
Date:  March 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                Title                          Date


/s/ Michael G. Semmens     Chairman, President and        March 30, 1998
Michael G. Semmens         Chief Executive Officer


                           Director                       March __, 1998
Richard E. Balzhiser


/s/ Earl E. Gjelde         Director                       March 20, 1998
Earl E. Gjelde


/s/ William R. Graham      Director                       March 23, 1998
William R. Graham


/s/ Norman Hackerman       Director                       March 24, 1998
Norman Hackerman


/s/ Charles L. Mathews     Director                       March 19, 1998
Charles L. Mathews


/s/ Nathan P. Morton       Director                       March 30, 1998
Nathan P. Morton


/s/ Richard S. Williamson  Director                       March 23, 1998
Richard S. Williamson


/s/ Thomas S. Wilson       Director                       March 23, 1998
Thomas S. Wilson



/s/ James M. Rosel         Vice President Finance         March 30, 1998
James M. Rosel             and General Counsel
                           (Chief Financial Officer)


/s/ Mary Beth Koenig       Treasurer and Controller       March 30, 1998
Mary Beth Koenig           (Principal Accounting Officer)


                        ELECTROSOURCE, INC.

                   Audited Financial Statements



                         December 31, 1997



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



                  REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Electrosource, Inc.


We have audited the accompanying balance sheets of Electrosource, Inc., as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note P, the Company has incurred recurring operating losses and revenues have not resulted in sufficient cash flow to sustain operations. Management's plans in regard to these matters are also described in Note P. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                              /s/  Ernst & Young LLP


Austin, Texas
February 28, 1998, except for Note P,
   as to which the date is March 20, 1998



                               ELECTROSOURCE, INC.
                                 Balance Sheets

                                                                           December 31
                                                                     1997                1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $  782,918        $  367,861
  Trade receivables (net of allowance for doubtful accounts
     of $0 in 1997 and $15,599 in 1996)                                   408,230           247,631
  Inventories                                                             322,289           249,235
  Prepaid expenses and other assets                                       376,757           164,319
TOTAL CURRENT ASSETS                                                    1,890,194         1,029,046

PROPERTY AND EQUIPMENT, Net                                             4,164,459         4,787,019

INTANGIBLE ASSETS
  Technology license agreement                                          3,048,674         3,048,674
  Purchased technology                                                  2,412,886         2,412,886
  Less:  accumulated amortization                                     (3,600,213)       (2,607,093)
NET INTANGIBLE ASSETS                                                   1,861,347         2,854,467

RESTRICTED CASH                                                            81,604           744,824
OTHER ASSETS                                                                8,500            72,950
TOTAL ASSETS                                                           $8,006,104        $9,488,306

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $  518,808        $  704,841
  Accrued liabilities                                                   1,668,718         1,103,751
  Deferred revenue and advance payments on batteries                      432,599         1,157,028
  Current portion of capital lease obligations                             72,685           658,226
  Convertible notes payable                                               871,920           250,000
TOTAL CURRENT LIABILITIES                                               3,564,730         3,873,846

CONVERTIBLE NOTES PAYABLE (less current portion)                        2,800,554                 _
TECHNOLOGY LICENSE PAYABLE                                                      _         1,248,684
CAPITAL LEASE OBLIGATIONS (less current portion)                          148,518           519,047

COMMITMENTS AND CONTINGENCIES (Notes I, J and P)

SHAREHOLDERS' EQUITY
  Common Stock, par value $1.00 per share,
     authorized 50,000,000 shares; issued and outstanding
     4,534,531 in 1997 and 3,857,912 in 1996                            4,534,531         3,857,912
  Preferred Stock, par value $1.00 per share; authorized
     10,000,000 shares, no shares issued or outstanding                         _                 _
  Common Stock subscription receivable                                  (467,663)                 _
  Warrants (Note K)                                                             _                 _
  Paid in capital                                                      51,146,508        45,876,668
  Accumulated deficit                                                (53,721,074)      (45,887,851)
                                                                        1,492,302         3,846,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $8,006,104        $9,488,306

See notes to financial statements.

                               ELECTROSOURCE, INC.
                            Statements of Operations

                                               For the years ended December 31,
                                                   1997             1996                1995

REVENUES
  Battery sales                                   $  914,901       $  822,698          $ 1,195,597
  Project revenue                                  2,233,923          295,015              989,433
  Capacity maintenance revenue                             _        2,365,535                    _
  Interest income                                     94,849           79,263               93,354
  License fees                                             _                _            1,000,000
                                                   3,243,673        3,562,511            3,278,384

COSTS AND EXPENSES
  Manufacturing                                    3,448,677        3,661,320            9,365,660
  Selling, general and administrative              2,468,778        3,108,909            6,329,776
  Research and development                         2,490,677        1,450,658            3,454,578
  Technology license and royalties                   110,000          111,271              110,000
  Depreciation and amortization                    1,915,942        2,042,007            1,167,461
  Interest expense                                   453,506          487,717            3,238,954
  Loss on payment of capital lease                   189,316                _                    _
  Loss on disposal of equipment                            _          525,497                    _
                                                  11,076,896       11,387,379           23,666,429
LOSS BEFORE INCOME TAXES                         (7,833,223)      (7,824,868)         (20,388,045)

INCOME TAXES (ALL FOREIGN)                                 _                _              120,000

NET LOSS                                        $(7,833,223)     $(7,824,868)        $(20,508,045)

BASIC (AND DILUTED) LOSS PER SHARE              $     (1.91)     $     (2.13)        $      (9.76)

AVERAGE SHARES OUTSTANDING                         4,106,695        3,667,776            2,102,295

See notes to financial statements.

                               ELECTROSOURCE, INC.
                       Statements of Shareholders' Equity

                                                                      Common
                                                                       Stock                       Total
                                            Common       Paid In    Subscripti    Accumulated   Shareholder
                                             Stock       Capital        ons         Deficit         s'
                                                                    Receivable                    Equity

Balance at January 1, 1995                 $1,513,446  $15,356,043     $      _  $(17,554,938)   $ (685,449)

Shares issued in Regulation S offerings       372,164    4,987,836            _              _    5,360,000
Shares issued for Technology License           66,666    1,026,664            _              _    1,093,330
Stock options exercised                        11,950      131,595            _              _      143,545
Conversion of Convertible Notes Payable       617,123    7,266,104            _              _    7,883,227
Shares issued for consulting services         136,000    1,332,800            _              _    1,468,800
Shares issued in Regulation D offering         80,633      806,333            _              _      886,966
Shares issued for equipment and
  purchased technology                        215,800    2,778,425            _              _    2,994,225
Adjustment for conversion discount
  on Convertible Notes Payable                      _    2,603,250            _              _    2,603,250
Net loss for year ended December 31, 1995           _            _            _   (20,508,045)  (20,508,045
                                                                                                          )
Balance at December 31, 1995                3,013,782   36,289,050            _   (38,062,983)    1,239,849

Shares issued in Regulation S offerings       292,084    2,254,908            _              _    2,546,992
Conversion of Convertible Notes Payable       484,828    6,176,048            _              _    6,660,876
Conversion discount on
  Convertible Notes Payable                         _      141,750            _              _      141,750
Reverse Split - Fractional Shares
  (One-for-Ten)                                 1,353      (1,353)            _              _            _
Shares issued for Technology License           56,665      872,665            _              _      929,330
Shares issued for consulting services           6,000       58,800            _              _       64,800
Shares issued for equipment                     3,200       14,800            _              _       18,000
Stock options issued for
  consulting services                               _       70,000            _              _       70,000
Net loss for year ended December 31, 1996           _            _            _    (7,824,868)  (7,824,868)
Balance at December 31, 1996               $3,857,912  $45,876,668            _  $(45,887,851)   $3,846,729

Shares issued in Regulation D offering        109,397      545,453            _              _      654,850
Shares issued for Technology License           76,668    1,172,016            _              _    1,248,684
Shares issued for capital lease
  obligations and equipment purchases         127,500      708,945            _              _      836,445
Shares issued for operating lease
  and other obligations                       299,304      467,663    (467,663)              _      299,304
Shares issued for consulting services           6,000       58,800            _              _       64,800
Exercises of stock options and warrants        57,750      246,383            _              _      304,133
Stock options issued for technical
  and consulting services                           _      480,000            _              _      480,000
Stock options issued in conjunction
  with Convertible Notes Payable                    _    1,590,580            _              _    1,590,580
Net loss for year ended December 31, 1997           _            _            _    (7,833,223)  (7,833,223)
Balance at December 31, 1997               $4,534,531  $51,146,508   $(467,663)  $(53,721,074)   $1,492,302

See notes to financial statements.

                               ELECTROSOURCE, INC.
                            Statements of Cash Flows


                                                                   1997            1996          1995
OPERATING ACTIVITIES
  Net loss                                                       $(7,833,223)  $(7,824,868)  $(20,508,045)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity instruments issued for consulting services                544,800       134,800      1,468,800
     Depreciation of property, plant and equipment                    922,822     1,048,887        844,592
     Amortization of intangible assets                                993,120       993,120        322,869
     Amortization of discounts on convertible notes payable
       and deferred financing costs                                   188,728        48,349        104,891
     Interest expense paid in convertible notes payable
       or common stock                                                100,000       105,103        190,000
     Non-cash interest expense (conversion discount)                        _       141,750      2,603,250
     Loss on payment of capital lease                                 189,316             _              _
     Loss on disposal of equipment                                          _       575,497              _
     Decrease in deferred revenue                                           _             _    (1,000,000)
  Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables                       (160,599)       288,118        942,562
     (Increase) decrease in inventories                              (73,054)       155,520      (173,099)
     (Increase) decrease in prepaid expenses and
        other assets                                                   86,865        80,814      (220,482)
     Increase (decrease) in accounts payable
        and accrued liabilities                                       378,934     (234,813)        240,130
     Increase (decrease) in deferred revenue and
        advance payments on batteries                               (724,429)     1,157,028              _
CASH USED IN OPERATING ACTIVITIES                                 (5,386,720)   (3,330,695)   (15,184,532)

INVESTING ACTIVITIES
  Purchases of property and equipment, net                          (134,458)     (384,069)    (3,640,537)
CASH USED IN INVESTING ACTIVITIES                                   (134,458)     (384,069)    (3,640,537)

FINANCING ACTIVITIES
  Proceeds from issuances of convertible notes payable
    and related warrants to purchase Common Stock                   5,000,000             _     12,780,000
  Payment of notes payable and capital lease obligations            (685,968)     (547,399)      (330,490)
  Proceeds from issuances of common stock, net                        958,983     2,546,992      6,390,511
  (Increase) decrease in restricted cash                              663,220             _      (744,824)
  Proceeds from sale and leaseback transactions                             _             _      1,998,064
  Debt issuance and lease financing costs                                   _             _    (1,378,450)
CASH PROVIDED BY FINANCING ACTIVITIES                               5,936,235     1,999,593     18,714,811

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    415,057   (1,715,171)      (110,258)

Cash and cash equivalents at beginning of period                      367,861     2,083,032      2,193,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 782,918    $  367,861    $ 2,083,032

See notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                            ELECTROSOURCE, INC.
                             December 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Electrosource, Inc. (the "Company") was incorporated as a Delaware corporation on June 3, 1987. The Company designs and manufactures advanced lead-acid batteries for use in four major markets: motive power, portable power, power management, and starting applications. The majority of revenue recognized through December 31, 1997, has been derived from the development and sales of batteries for electric vehicles and hybrid electric vehicles to automotive manufacturers in the United States, Italy and Switzerland.

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

Inventories: Inventories are stated at the lower of cost (on a standard, direct materials and direct labor cost basis) or market value.

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

Technology License Agreement and Purchased Technology: The Company has been assigned all license rights relating to coextruded wire by the original licensee. (See Note D.) The cost of this license is being amortized over the legal life of the patents on the technology (17 years). The patents expire beginning in 2004. On November 1, 1995, the Company obtained intellectual property rights (purchased technology) developed under a Research and Development Agreement. (See Note D.) The cost of this purchased technology is being amortized over three years. On an ongoing basis, management reviews the valuation and amortization of its intangibles, taking into consideration any events or circumstances which might have diminished their value.

Project Revenue: Projects are accounted for under the percentage of completion method, wherein revenue is recognized based on cumulative costs incurred and the estimated cost to complete as such relates to total contract price. All costs are expensed as incurred and losses on contracts are estimated and recognized when it becomes apparent a loss is to be incurred.

Stock  Compensation:   The  Company accounts  for  its  stock  compensation
arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

Basic and Diluted Loss Per Share: Basic and diluted loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, such options and warrants were not included in the diluted loss per share calculation.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Under SFAS 128, the dilutive effect of stock options, warrants and similar NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

securities is excluded in computing basic earnings (loss) per share. Since the Company has reported net losses in prior periods, SFAS 128 did not impact the Company's prior reported loss per share amounts. The method of calculating fully diluted earnings per share remained essentially unchanged.

Business Segments: The Company is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. Accordingly, the Company considers itself to be operating in one business segment.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Management does not currently expect that the adoption of this statement will have a material effect on the Company's financial statements.

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

Reclassification: Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


NOTE B - INVENTORIES

                                            1997           1996
      Raw materials                       $172,469      $151,841
      Work in progress                      79,774        31,406
      Finished goods                        70,046        65,988
                                          $322,289      $249,235




NOTE C - PROPERTY AND EQUIPMENT

                                            1997            1996
      Office equipment                 $   785,529     $   751,342
      Production and lab equipment       5,317,729       5,062,475
      Leasehold improvements             1,301,018       1,290,197
                                         7,404,276       7,104,014
      Less - accumulated
      depreciation and amortization     (3,239,817)     (2,316,995)

      Total Property and Equipment      $4,164,459      $4,787,019

Production equipment of $377,780 has been capitalized in accordance with the terms of related leases at December 31, 1997. Accumulated depreciation for such equipment was $173,388 at December 31, 1997.


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

Purchased Technology
In  November,  1995,  the  Company completed  a  research  and  development agreement with the Electric Power Research Institute ("EPRI"). In accordance with the terms of a November 1995 amendment to the agreement, the Company issued 215,800 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. The shares were valued at $2,994,225; recorded as $581,339 to equipment and $2,412,886 to purchased technology. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties which result in the payment of royalties by the Company at the rate of one-tenth of one percent on sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.


NOTE E - RESTRICTED CASH

In connection with lease transactions completed during 1995, the Company was required to collateralize the obligations by establishing standby letters-of-credit in the amount of $744,824. Certain of these lease obligations were satisfied in 1997, and the related letters-of-credit in the amount of $663,220 were released. (See Note I.) Outstanding letters-of-credit at December 31, 1997 are collateralized by certificates of deposit of an equal amount.


NOTE F - ACCRUED LIABILITIES

                                           1997            1996

      Payroll and related items           $  336,461     $  240,030
      Due to BDM (occupancy related)         614,875        407,269
      Other                                  717,382        456,452
                                          $1,668,718     $1,103,751


NOTE G - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                              1997               1996

      Convertible Notes - 5%                $5,100,000        $       _
      Convertible Notes - 10%                        _          250,000
                                             5,100,000          250,000
      Less:  Discount                       (1,427,526)
      Convertible Notes Payable,
      net of discount                       $3,672,474         $250,000

The composition of the current and long-term portion of Convertible Notes Payable at December 31, 1997 is as follows:

                                     Total           Current       Long-Term

Convertible Notes - Principal         $5,100,000     $1,000,000    $4,100,000
Less:  Discount                       (1,427,526)      (128,080)   (1,299,446)
Convertible Notes Payable, net        $3,672,474       $871,920    $2,800,554
of discount


In March 1997, the Company entered into a Note Purchase and Option Agreement and a Convertible Promissory Note and Stock Option Agreement (the "Agreements") with Corning Incorporated ("Corning") for proceeds of $4 million. The 5% Convertible Note is for $4,000,000 ("$4 Million Note"), is unsecured and matures on March 26, 2002. Interest is payable semi-annually in cash or in kind at the option of the Company. The $4 Million Note is convertible into Common Stock at a conversion price of $5.50 per share. A note payable in the amount of $100,000 was issued in September 1997 for interest for the six months then ended with the same terms and conditions as the $4 Million Note. Under the Agreements, the Company also granted Corning a warrant to purchase up to 275,000 shares of Common Stock at $7.00 per share and a warrant to purchase up to 225,000 shares of Common Stock at $9.00 per share ("Corning Warrants"). The Corning Warrants are exercisable until March 1999. The fair market value of the Corning Warrants were estimated to be $1,462,500, using the Black-Scholes option valuation model. This amount was recorded as a discount on the note and is being amortized to interest expense over the term of the $4 Million Note.

In December 1997, the Company issued a 5% Convertible Note for $2,000,000 ("$2 Million Note") to be drawn as follows: $1,000,000 on or before December 19, 1997; $500,000 on or before January 24, 1998 and $500,000 on or before February 24, 1998. $1,000,000 was drawn on December 19, 1997, $500,000 on January 23, 1998 and $500,000 on February 23, 1998. The $2
Million Note is unsecured and matures on December 19, 1998.  The $2 Million
Note is convertible into Convertible Preferred Stock or Common Stock. The $2 Million Note is convertible into 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, which is then convertible into Common Stock at a conversion price of $4.06 per share. The $2 Million Note is convertible directly into Common Stock at a conversion price of $3.56 per share. In conjunction with the issuance of the $2 Million Note, the Company agreed to reduce the exercise price of the Corning Warrants from $7.00 and $9.00 per share to $4.00 and $6.00 per share, respectively. This increased the estimated fair market value of the Corning Warrants by $128,080 using the Black-Scholes option valuation model. This increase in value was recorded as a discount on the note and is being amortized to interest expense over the term of the $2 Million Note. The combined effective interest rate of the $2 Million and $4 Million Notes is approximately 15%. Because of the complexity of determining the value of the conversion features of the $4 Million and $2 Million Notes and the related cost which would be incurred to obtain an expert valuation, the Company believes it impracticable to determine the fair value of the $4 Million and $2 Million Notes.


G - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In April 1995, the Company issued $6,000,000 of 10% Convertible Debentures (the "April 1995 Debentures") resulting in net proceeds to the Company of $5,375,000. The April 1995 Debentures were convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the five business days immediately preceding such time as the debentures were converted and matured on April 12, 1997. During 1995, April 1995 Debentures with a total principal amount of $5,750,000 were converted into 379,548 shares of Common Stock. The remaining $250,000 of April 1995 Debentures matured on April 12, 1997, and was paid in cash by the Company.

Cash interest paid by the Company was approximately $128,000, $241,000 and $342,000 in 1997, 1996 and 1995, respectively.


NOTE H - TECHNOLOGY LICENSE PAYABLE

Through its funding to HBTI for development of a low rate initial production line for the Horizon battery, BDM owned the rights to certain technologies for the manufacture of such batteries. During 1994, the Company finalized a Technology License Agreement with BDM. Under the terms of this agreement, the Company obtained an exclusive license to use certain technologies under development by BDM for the manufacture of batteries. The Company agreed to pay BDM: $80,000 cash; issue 170,000 shares of Common Stock in thirty-six equal installments; issue 20,000 additional shares of Common Stock if the Company decided to maintain the license beyond the original three year term; grant 100,000 options to purchase Common Stock exercisable at $40.00 per share expiring in January 1998; and buy BDM's interest in HBTI for 10,000 shares of Common Stock. The Company recorded an expense of $3,819,350 in 1994 for this transaction based on the fair market value of the various components of the transaction. This was treated as an expense as the technological feasibility of the manufacturing technology licensed had not been completely proven and the Company at that time had no alternative future uses for this technology. As of December 31, 1997, all shares of stock had been issued to BDM under the terms of this agreement and the technology license payable was satisfied.


NOTE I - LEASE AND OTHER COMMITMENTS

The Company leases various plant and office facilities, and production, office and warehouse equipment under operating and capital leases expiring between 1997 and 2003. Future minimum annual rentals under lease arrangements at December 31, 1997 are as follows:

                                      Capital Leases
                                            Sale/                   Operating
       Fiscal Year             Total      Leaseback      Other       Leases
                                              s

1998                           $95,091       $90,576     $4,515      $ 899,898
1999                            90,576        90,576          _        471,070
2000                            75,480        75,480          _        400,934
2001                                 _             _          _        365,000
2002                                 _             _          _        420,000
Thereafter                           _             _          _              _
                               261,147       256,632      4,515     $2,556,902
Less imputed interest         (39,944)      (39,717)      (227)
Present value of              $221,203      $216,915     $4,288
capital lease obligations

The Company's monthly rental rate on its 88,000 square foot facility is approximately $25,000 per month, expiring in November 2003. The Company's obligations under this lease are guaranteed by BDM. The Company

NOTE I - LEASE AND OTHER COMMITMENTS (CONTINUED)

has agreed to purchase the facility or otherwise remove BDM as a guarantor of the lease by no later than April 1, 1998. In the event the Company shall not have purchased the facility or removed BDM as guarantor by this date, then the Company will give notice to cancel the facility lease effective September 30, 1998.

During 1997, the Company issued 127,500 shares of Common Stock to Ally Capital Corporation ("Ally") on behalf of its assignees as prepayment for capital lease obligations owed by the Company. The shares were valued at $867,000 based upon the quoted market price of the stock on the date the agreement to issue the 127,500 shares was signed. The shares were sold by Ally on behalf of its assignees, and the proceeds were used to satisfy the lease obligations (approximately $550,000) and to exercise the option to purchase the equipment for approximately $165,000. Additionally, a loss of $189,316 was recorded upon the completion of this transaction and the payment of the capital lease. Upon payment of these lease obligations, letters of credit for $663,220 which collateralized the lease obligations were canceled and certificates of deposit of an equal amount that collateralized the letters of credit were released.

Rental expense for operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $898,000, $824,000 and $858,000, respectively. Sublease rental income of approximately $119,000 was received in 1997. Future minimum rentals to be received under noncancelable subleases were $185,000 at December 31, 1997.

Other leased equipment is collateralized by a letter-of-credit in the amount of $81,604.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs ($314,875, which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM ($452,092). The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to accept a minimum of $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs which the Company has also accrued) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000. The Company recorded the shares issued to BDM at fair market value on the date of the agreement ($766,967) and recorded a subscription receivable for the difference between the fair market value of the shares and the minimum value for such shares accepted by BDM which will be recorded as permanent equity upon final determination of the number of shares to be issued.


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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to

NOTE J - CONTINGENCIES (CONTINUED)

the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court. A decision on the appeal is expected in three to six months. No liability has been recorded in the financial statements at December 31, 1997 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

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

Activity in the Company's allowance for doubtful accounts was as follows:

                                        Additions
                               Balance    Charged   Charged  Write-Off   Balance
                                  at     to Costs     to         of      at End
         Description           Beginni      and      Other   Uncollecti    of
                                  ng      Expense   Account     ble      Period
                                  of                   s      Accounts
                                Period

Year ended December 31, 1997    $15,599  ($15,599)    - 0 -       - 0 -    - 0 -

Year ended December 31, 1996    $36,223    $15,599    - 0 -   $(36,223)  $15,599

Year ended December 31, 1995     $7,500   $278,653    - 0 -  $(249,930)  $36,223



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

In 1997, the Company sold 109,397 shares of Common Stock (combined with warrants to purchase Common Stock at prices ranging from $5.25 to $7.56 per share) for net proceeds of approximately $655,000.

NOTE K - SHAREHOLDERS' EQUITY (CONTINUED)

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

The Company has one stock option plan, the 1996 Stock Option Plan ("1996 Plan"), which received shareholder approval in 1997. The 1996 Plan provides for the grant/award of options to employees, directors and consultants at the discretion of the Compensation/Stock Option Committee to purchase shares of the Company's Common Stock at a price not less than 100% of the market price of such stock on the date the option is granted. These options generally become exercisable in three stages beginning six months after the date of grant and expire up to ten years from the date of grant. Upon approval of the 1996 Plan, all outstanding options under the various stock option plans previously in place were canceled and reissued under the 1996 Plan at the same price and vesting schedule. All preceding stock option plans were terminated. The 1996 Plan approved by the shareholders increased the number of shares previously authorized under then existing plans by 588,165 shares to 960,000 shares.

During 1996, the Compensation/Stock Option Committee approved the creation of the 1996 Plan as well as the cancellation of options under preceding stock option plans and the reissuance of such options under the 1996 Plan. Additionally, the Compensation/Stock Option Committee approved the grants of options to purchase 219,972 shares during 1996. All such actions were pending shareholder approval of the 1996 Plan, which was received in 1997. Accordingly, the information below has been restated for 1996 to reflect the subsequent approval of the 1996 Plan by the shareholders.

Pro forma information regarding net loss and loss per share is required by FASB Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.3%, 6.0% and 6.1%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .80, 1.0 and .93; and a weighted-average expected life of the option of five years.

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

For  purposes  of pro forma disclosures, the estimated fair  value  of  the
options  is  amortized to expense over the options'  vesting  period.   The
Company's pro forma information follows:




                                    1997             1996            1995

Pro forma stock-based              $1,320,661        $ 716,989     $ 422,610
 compensation expense
Pro forma net loss                  9,153,884        8,541,857    20,930,655
Pro forma loss per share                 2.23             2.33          9.96

NOTE K - SHAREHOLDERS' EQUITY (CONTINUED)

The effects of applying Statement No. 123 for pro forma disclosures are not necessarily indicative of future amounts due to the prospective adoption of FASB Statement No. 123's effects on reported net income for future years.

A summary of changes in common stock options during 1995, 1996 and 1997 is as follows:

                                                                      Weighted-
                                                       Range of        Average
                                                       Exercise       Exercise
                                        Shares        Prices ($)      Price ($)

Options outstanding January 1, 1995       199,285     10.60 - 46.25       29.31
     Granted                               75,500     13.72 - 33.75       25.06
     Exercised                           (11,950)     10.60 - 23.10       12.01
     Surrendered                         (24,900)     18.75 - 35.00       31.07
Options outstanding December 31, 1995     237,935     10.60 - 46.25       28.65
     Granted                              596,676      5.28 - 37.50       13.73
     Exercised                                  _                 _           _
     Surrendered                        (338,846)      5.28 - 46.25       23.62
Options outstanding December 31, 1996     495,765      5.28 - 37.50       14.13
     Granted                              298,131     2.94 -   7.75        6.79
     Exercised                           (31,500)              5.28        5.28
     Surrendered                         (28,100)      5.28 - 35.00        9.50
Options outstanding December 31, 1997     734,296      2.94 - 37.50       11.71

Options exercisable, December 31,
     1995                                 132,602     10.60 - 46.25       27.01
     1996                                 181,880      5.28 - 37.50       21.80
     1997                                 525,145      2.94 - 37.50       13.37

The weighted-average fair value of options granted during 1997, 1996 and 1995 was $4.60, $4.49 and $15.58 per share, respectively.

A  summary of option information by exercise price as of December 31,  1997 follows:

                         Total Options Outstanding               Currently
                                                                Exercisable
                                          Weighted-
                            Weighted-      Average                  Weighted-
                  Number     Average      Remaining      Number      Average
   Exercise         of       Exercise     Contractua       of        Exercise
  Price ($)       Options     Price           l         Options       Price
                                             Life
   2.94 - 4.91        900        $3.92         9.50          450         $4.91
          5.28    191,498         5.28         8.83      191,498          5.28
   5.29 - 6.87     76,625         6.35         9.55       32,625          6.43
          6.94    205,200         6.94         9.48       68,681          6.94
  7.00 - 11.60     74,825        10.92         8.87       59,157         10.74
 12.50 - 23.10     74,348        14.65         8.83       61,834         14.90
 27.50 - 35.00     98,900        33.59         8.83       98,900         33.59
 36.25 - 37.50     12,000        36.98         8.83       12,000         36.98
  2.94 - 37.50    734,296       $11.71         9.09      525,145        $13.37

NOTE K - SHAREHOLDERS' EQUITY (CONTINUED)

Warrants
The Company has issued numerous warrants associated with various debt and equity financings and other agreements with varying expiration dates through 2005.

The Company entered into a technical development agreement with Corning in September 1997 to jointly improve the Company's products, production processes and automation. The Company paid Corning for such services by issuing warrants at agreed upon values and exercise prices. The Company expensed the warrants issued in 1997 at their estimated fair value of approximately $400,000. Work under the technical development agreement is expected to continue throughout 1998.

The following table represents a summary of warrant activity for the three years ended December 31, 1997:

                                                               Price Per
                                             Warrants         Warrant ($)

Warrants outstanding January 1, 1995              48,550       25.00 - 55.00
     Issued                                      345,873       15.30 - 40.00
Warrants outstanding December 31, 1995           394,423       15.30 - 55.00
     Issued, Exercised or Expired                      0                   0
Warrants outstanding December 31, 1996           394,423       15.30 - 55.00
     Issued                                    1,277,383        4.00 -  9.00
     Exercised                                  (26,250)                5.25
     Expired                                    (56,499)       16.13 - 55.00
Warrants outstanding December 31, 1997         1,589,057        4.00 - 50.00

Reserved Shares
At December 31, 1997, shares of the Company's Common Stock were reserved as follows for issuance under:

      Stock option plans                                        928,500
      Exercise of warrants                                    1,589,057
      Conversion of Convertible Notes Payable                 1,026,157
                                                              3,543,714


NOTE L - REVENUE

Project
In August 1994, Chrysler awarded the Company a $1,600,000 contract to custom fit the Horizon battery to prototypes of Chrysler's NS electric minivan. The Company completed the contract in 1995 and recognized approximately $778,000 in project revenue under this agreement in 1995. During 1996 and 1997, the Company generated project revenue of approximately $115,000 and $645,000, respectively, from Chrysler for various environmental and other tests performed on the Horizon battery.

The majority of the remaining project revenue generated during 1997 (approximately 65%) was from SMH Automobile S.A. ("SMH"), the Defense Advanced Research Projects Agency ("DARPA") and Fiat Auto for the development and/or evaluation of batteries for hybrid vehicle and electric vehicle applications. SMH is located in Switzerland, DARPA in the United States and Fiat Auto in Italy.

Capacity Maintenance
In July 1996, the Company received a $3,000,000 payment from Chrysler. Chrysler designated $2,366,000 of this payment as compensation for continued capacity maintenance and ramp-up costs incurred by the Company in NOTE L - REVENUE (CONTINUED)

relation to its role as a supplier to the automaker for its electric vehicle EPIC Minivan Program and $634,000 for various engineering, research and development (ER&D) efforts. During 1996, the Company recorded $2,366,000 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. The Company recorded $634,000 as deferred revenue which was recognized in income in 1997 as the ER&D tasks were performed.

Batteries
Approximately 56% of the Company's 1997 battery sales and 50% of 1996 and 1995 battery sales were to Chrysler. In December 1997, Chrysler announced its decision to use nickel-metal-hydride batteries made by a competitor in its EPIC Minivan. In February 1998, the Company received a $1.4 million purchase order from Chrysler for batteries. Chrysler's purchase of a significant of number additional batteries from the Company beyond the $1.4 million order is uncertain.


NOTE M - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                      1997            1996
Deferred Tax Assets:
  Net operating loss and other tax carry-forwards   $14,784,032     $11,432,000
  Book depreciation in excess of tax depreciation     1,925,827         576,000
  Inventory, accruals and other                         954,350         730,000
Total deferred tax assets                            17,664,209      12,738,000
Less valuation allowance                            (17,664,209)    (12,738,000)
   Deferred tax assets, net                         $         _      $        _

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997         1996          1995
Income tax benefit at statutory U.S.
  federal income tax rate                   (34.0%)      (34.0%)       (34.0%)
Increase in valuation allowance              34.0%        34.0%         35.6%
Other                                         0.0%         0.0%         (0.9%)
Effective income tax rate                     0.0%         0.0%          0.7%

The Company's valuation allowance increased by $4.9 million and $2.2 million during 1997 and 1996, respectively, primarily as a result of net operating losses which were generated but may not be realizable. At December 31, 1997, the Company had net operating loss carryforwards of approximately $42 million, which will expire from 2002 through 2012, research and development credits of approximately $400,000 and foreign tax credits of approximately $200,000 which expire beginning in 2002 and 1999, respectively. Ownership changes as defined in the Internal Revenue Code have resulted in utilization of the Company's net operating losses and other tax attributes being limited if the Company generates taxable income in the future.





NOTE N - RELATED PARTY TRANSACTIONS

During 1995, the Company entered into agreements with a director of the Company for the development of certain machinery and materials as well as general consulting. The Company paid $32,000, $103,000 and $17,000 under such agreements in 1997, 1996 and 1995, respectively. The Company may also purchase machinery developed in accordance with this agreement at its option for an additional fee. During 1997, the Company also began purchasing certain raw materials from the director. The Company paid $65,000 for such materials during 1997. In addition, the Company has leased approximately 4,000 square feet in the director's manufacturing facility for a monthly cost of $400 and has paid $4,800 under such agreement during 1997.


NOTE O - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution plan covering all full-time eligible employees. The Company matches twenty-five percent of a participant's voluntary contributions up to a maximum of four percent of a participant's compensation. The Company's contribution expense was approximately $33,000, $18,000 and $20,000 in 1997, 1996 and 1995,
respectively.


NOTE P - ABILITY TO CONTINUE AS A GOING CONCERN

During 1997, management continued to focus attention on relationships with customers, sales of production batteries and development of prototype batteries for a variety of electric vehicle, hybrid electric vehicle, lawn and garden, electric scooter, aircraft starting and other applications. Strategic alliances were also sought to aid penetration of target markets, improve battery development and manufacturing and to provide funds to cover operating losses. The development work has taken longer than anticipated, commercial battery sales have been delayed and to date such efforts have not resulted in sufficient cash flow to sustain operations. Therefore, in February 1998, the Company cut its work force by approximately 40% to reduce costs. Management anticipates that such reductions in cost will allow the Company additional time to explore strategic alternatives, such as a business combination, sale of assets or a strategic alliance as well as to attempt to increase revenues and further reduce costs. The Company is in preliminary discussions regarding possible transactions, although there is no assurance that such transactions can be completed, and if completed can generate the funds required to sustain the Company.

Management believes that it has sufficient cash on hand and to be received from firm orders for batteries and development work to continue operations at current levels through May of 1998. If a business combination, sale of assets, strategic alliance or additional financing cannot be arranged by May 1, it will be necessary to make further reductions in the work force, primarily at the executive management level, which management believes would allow the Company to operate into August of 1998. If a significant order for batteries is not received or a business combination, sale of assets, strategic alliance or additional financing cannot be arranged by the end of the second quarter, it will be necessary for the Company to make large scale reductions in the work force, and would likely eliminate or relocate manufacturing and other functions with the primary goal of maintaining research and development capabilities, the corporate legal entity and protection of the core technology. Such plans would also likely require the Company to raise additional capital. These alternate plans are subject to a great deal of uncertainty and risk. There is no assurance that such plans will be successful or that the Company will be able to continue as a going concern.

The Company's $25,000 monthly obligation for the lease of the manufacturing facility is currently guaranteed by BDM. The Company has agreed to purchase the facility or otherwise remove BDM as guarantor of the lease by no later than April 1, 1998. In the event the Company does not purchase the facility or remove BDM as guarantor by this date, then the Company is required to give notice to cancel the facility lease effective September 30, 1998. Management of the Company expects that it will be required on April 1, 1998 to give notice to cancel its facility lease effective
September 30, 1998. Management is discussing the terms of a new lease to be effective after September 30, 1998 with the lessor of the facility with essentially the same terms as the existing lease with

NOTE P - ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

the exclusion of BDM as guarantor and the requirement for a $50,000 security deposit., However, there is no assurance that a satisfactory arrangement can be reached with the lessor. If the Company terminates the facility lease, the cost of moving and reinstalling production and pollution control equipment to a new location, which has not yet been selected, would be significant and would prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time, and hence impair the conduct of the Company's operations.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Marketsm ("NASDAQ"). In order to maintain listing by NASDAQ under new rules which went into effect in February 1998, the Company must maintain a minimum $2 million of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company is not in compliance with this new requirement as of December 31, 1997 and does not expect to be in compliance without the infusion of additional equity financing, the sale of assets, forgiveness or conversion of debt or a business combination. The Company is in preliminary discussions regarding possible arrangements, although there is no assurance that such a transaction can be completed or if completed will generate the net tangible assets required by the new requirement. Additionally, NASDAQ requires a minimum $1.00 per share bid price to maintain listing. The Company's closing market price as reported on NASDAQ on March 20, 1998 was $0.6563. The Company expects to be notified by NASDAQ of its noncompliance with listing requirements. Ordinarily, before delisting, NASDAQ would provide the Company notice and an opportunity to present and carry out a plan for compliance with the listing requirements. In the event that the Common Stock were no longer traded on the NASDAQ market, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specified disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stocks may be reluctant to provide the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company is delisted from NASDAQ and is unable to obtain significant additional orders for batteries or additional development contracts, it will be difficult to obtain additional funding. There can be no assurance that additional funding, contracts or sales which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the
Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended          Commission File
               December 31, 1997             Number 0-16323



           __________________________________________


                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                         742466304
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

   2809 Interstate 35 South,
       San Marcos, Texas                      78666
(Address of principal executive             (Zip Code)
           offices)

Registrant's telephone number,            (512) 753-6500
     including area code:

Securities registered pursuant                 None
 to Section 12(b) of the Act:

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)



                        INDEX TO EXHIBITS


 No.                       Description                        Page

3.1     Restated    Certificate   of   Incorporation    of        --
        Electrosource,  Inc.  (filed  as  Exhibit  3.1  to
        Electrosource,  Inc.,  Registration  Statement  on
        Form 10 filed October 19, 1987, as amended by Form
        8 Amendments filed January 8, 1988 and January 13,
        1988 (hereinafter referred to as "Form 10") and incorporated herein by reference).

3.2     Certificate  of  Designation, Preferences,  Rights        --
        and  Limitations of 1992 Series A Preferred  Stock
        and  Series  A-1 Preferred Stock of Electrosource,
        Inc.   as   filed  of  record  with  the  Delaware
        Secretary  of State on January 15, 1992 (filed  as
        Exhibit  4.1  to  Electrosource,  Inc.  Form   8-K
        Current Report for Issuers Subject to the 1934 Act
        Reporting Requirements filed December 24, 1991 and incorporated herein by reference).

3.3     Amendment to Restated Certificate of Incorporation        --
        of  Electrosource,  Inc., increase  in  authorized
        shares to 50,000,000 shares (filed as Exhibit  3.1
        to  Electrosource, Inc., Quarterly Report on  Form
        10-Q   for   quarter  ended  June  30,  1995   and
        incorporated herein by reference).

3.4     Amendment to Restated Certificate of Incorporation        --
        of Electrosource, Inc., elimination of Certificate
        of   Designation  for  Series  A  and  Series  A-1
        Preferred   Stock  (filed  as   Exhibit   3.2   to
        Electrosource, Inc., Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated hereby by reference).

3.5     Amendment   to   the   Restated   Certificate   of        --
        Incorporation of Electrosource filed  as  of  July
        22,  1996  (filed as Exhibit 3.1 to Electrosource,
        Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

3.6     Bylaws  of  Electrosource, Inc. (filed as  Exhibit        --
        3.2   to  Form  10  and  incorporated  herein   by
        reference).

3.7     Amendment   to  Bylaws  of  Electrosource,   Inc.,        --
        pursuant  to a Certificate of Secretary dated  May
        25,  1990  (filed as Exhibit 3.3 to Electrosource,
        Inc., Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

3.8     Amendment  to Bylaws of Electrosource, Inc.  dated        --
        November  3,  1993  (filed  as  Exhibit   3.5   to
        Electrosource, Inc., Annual Report  on  Form  10-K
        for   the  period  ended  December  31,  1993  and
        incorporated herein by reference).

3.9     Amendment  to Bylaws of Electrosource, Inc.  dated        --
        June   23,   1994   (filed  as  Exhibit   3.6   to
        Electrosource, Inc. Annual Report filed on Form 10-
        K for the period ended December 31, 1994).

3.10    Amendment  to Bylaws of Electrosource, Inc.  dated        --
        November  13,  1996  (filed  as  Exhibit  3.10  to
        Electrosource, Inc. Annual Report filed on Form 10-
        K for the period ended December 31, 1996).

4.1     Warrant   to  purchase  up  to  5,424  shares   of        --
        Electrosource,   Inc.  Common  Stock   issued   to
        Rosehouse   Ltd.,  a  Bermuda-based  institutional
        buyer, dated April 5, 1995 (filed as an Exhibit to Electrosource, Inc. Current Report on Form 8-K filed April 12, 1995 and incorporated herein by reference).

4.2     Warrant   to  purchase  up  to  5,000  shares   of        --
        Electrosource,  Inc. Common Stock issued  to  Ally
        Capital Management, Inc. on April 17, 1995 (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.3     Warrant  to  purchase  up  to  25,000  shares   of        --
        Electrosource,  Inc.,  Common  Stock,  issued   to
        Rosehouse   Ltd.,  a  Bermuda-based  institutional
        buyer,  dated July 27, 1995 (filed as Exhibit  4.4
        to Electrosource, Inc. Quarterly Report on Form 10-
        Q for quarter ended June 30, 1995 and incorporated herein by reference).

4.4     Warrant  to  purchase  up  to  100,000  shares  of        --
        Electrosource, Inc., Common Stock, issued  to  ACM
        Advisors, Zurich, Switzerland, dated July 27, 1995
        (filed  as  Exhibit  4.5 to  Electrosource,  Inc.,
        Quarterly  Report of Form 10-Q for  quarter  ended
        June   30,   1995  and  incorporated   herein   by
        reference).

4.5     Warrant  to  purchase  up  to  100,000  shares  of        --
        Electrosource, Inc., Common Stock, issued  to  ACM
        Advisors, Zurich, Switzerland, dated July 27, 1995
        (filed  as  Exhibit  4.6 to  Electrosource,  Inc.,
        Quarterly  Report on Form 10-Q for  quarter  ended
        June   30,   1995  and  incorporated   herein   by
        reference).

4.6     1987  Stock  Option  Plan of  Electrosource,  Inc.        --
        (filed  as  Annex A, pages 44 to 48  of  Company's
        Information Statement filed October 16, 1987 and incorporated herein by reference).

4.7     Amendment  No.  1  to 1987 Stock  Option  Plan  of        --
        Electrosource, Inc. dated February 19, 1992 (filed as Exhibit 4.3 to Company's Registration Statement
        [No. 33-49049] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

4.8     Amendment  No.  2  to 1987 Stock  Option  Plan  of        --
        Electrosource,  Inc. (filed as  Exhibit  10.36  to
        Electrosource, Inc., Annual Report  on  Form  10-K
        for   the  period  ended  December  31,  1992  and
        incorporated herein by reference).

4.9     1988   Non-Employee  Director   Option   Plan   of        --
        Electrosource,  Inc.  (filed  as  Exhibit  4.2  to
        Company's Registration Statement [No. 33-22223] on
        Form S-8 filed June 7, 1988 and incorporated herein by reference).

4.10    Amendment  No.  1  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.3   to
        Company's Registration Statement [No. 33-35856] on
        Form S-8 filed July 12, 1990 and incorporated herein by reference).

4.11    Amendment  No.  2  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.4   to
        Company's Registration Statement [No. 33-49042] on
        Form S-8 filed June 30, 1992 and incorporated herein by reference).

4.12    Amendment  No.  3  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.4   to
        Electrosource, Inc. Registration Statement [No. 33-
        64108]  on  Form  S-8  filed  June  9,  1993   and
        incorporated herein by reference).

4.13    1993 Non-Employee Consultant Stock Option Plan for        --
        Electrosource,  Inc.  (filed  as  Exhibit  4.2  to
        Registration Statement [No. 33-65386] on Form S-8 and incorporated herein by reference).

4.14    1994  Stock  Option  Plan of  Electrosource,  Inc.        --
        (filed  as  Exhibit  10.4 to  Electrosource,  Inc.
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.15    1996  Stock  Option  Plan for Electrosource,  Inc.        --
        (filed  as  Exhibit 4.2 to Registration  Statement
        [No. 333-31101] on Form S-8 and incorporated herein by reference).

4.16    Warrant  (Stock Option Agreement No.  W12-101)  to      E-10
        purchase up to 20,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment of that certain Project Annex dated October 20, 1997.

4.17    Warrant  (Stock Option Agreement No. W12-102A)  to      E-12
        purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997.

4.18    Warrant  (Stock Option Agreement No. W12-103A)  to      E-14
        purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997.

10.1    Sublicense Agreement dated as of October  5,  1987        --
        between  Electrosource,  Inc.  and  Tracor,   Inc.
        (filed as Exhibit 10.4 to Form 10 and incorporated herein by reference).

10.2    Patent  and Technology Exclusive License Agreement        --
        dated  August  14, 1984 between Tracor,  Inc.  and
        Blanyer-Mathews Associates, Inc. ("BMA") (filed as
        Exhibit  10.9  to Registration Statement  [No  33-
        30486]   on  Form  S-1  filed  August   14,   1989
        hereinafter   referred  to  as  "Form   S-1"   and
        incorporated herein by reference).

10.3    Amendment   to  Patent  and  Technology  Exclusive        --
        License  Agreement  dated  May  29,  1987  between
        Tracor,  Inc. and BMA (filed as Exhibit  10.10  to
        Form S-1 and incorporated herein by reference).

10.4    Bonus  Royalty Agreement dated May 26, 1989  among        --
        Electrosource, Inc., Tracor, Inc., and BMA (filed as Exhibit 19 to Electrosource, Inc. Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference).

10.5    Amendment to Bonus Royalty Agreement entered  into        --
        as of November 30, 1989 by and among BMA, Tracor, Inc. and Electrosource, Inc. (filed as Exhibit
        10.17 to Post Effective Amendment No. 1 to Form S-
        1  Registration  Statement  [No.  33-34581]  filed
        December 11, 1989 hereinafter referred to as "Post-
        Effective Amendment" and incorporated herein by reference).

10.6    Assignment of Patent License dated as of  May  14,        --
        1990  by  and  between  Electrosource,  Inc.   and
        Tracor,  Inc. (joined by BMA for limited  purposes
        described therein) (filed as Exhibit 10.20 to  the
        Company's  Annual  Report on  Form  10-K  for  the
        period   ended   December  31,  1990   hereinafter
        referred   to   as  the  "1990  Form   10-K"   and
        incorporated herein by reference).

10.7    Letter  Agreement  dated as of  January  15,  1991        --
        between  Electrosource, Inc.  and  BMA  (filed  as
        Exhibit 10.21 to the Company's 1990 Form 10-K and incorporated herein by reference).

10.8    License  Modification Agreement dated January  16,        --
        1992  between Blanyer Mathews & Associates,  Inc.,
        Electrosource,  Inc.  and Battery  Horizons,  Ltd.
        (filed  as  Exhibit  10.23 to Electrosource,  Inc.
        Annual  Report on Form 10-K for the  period  ended
        December 31, 1991 and incorporated herein by reference).

10.9    First  Amendment to Assignment of  Patent  License        --
        dated  April  2, 1992 between Electrosource,  Inc.
        and  Tracor,  Inc.  (filed  as  Exhibit  10.58  to
        Company's Registration Statement [No. 33-65248] on
        Form S-1 filed June 30, 1993 and incorporated herein by reference).

10.10   Lease   Agreement  between  Aetna  Life  Insurance        --
        Company and Electrosource, Inc. dated February 22,
        1992  (filed  as  Exhibit 10.25 to  Electrosource,
        Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.11   First  Amendment to Lease Agreement between  Aetna        --
        Life  Insurance  Company and  Electrosource,  Inc.
        dated February 24, 1993 (filed as Exhibit 10.27 to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1992   and
        incorporated herein by reference).

10.12   Second Amendment to Lease Agreement between  Aetna        --
        Life  Insurance  Company and  Electrosource,  Inc.
        dated  March  1, 1996 (filed as Exhibit  10.14  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1995   and
        incorporated herein by reference).

10.13   Sublease Agreement between Electrosource, Inc. and      E-16
        Merit Printing, Inc. dated February 24 1997.

10.14   Lease  Agreement between William D.  McMorris  and        --
        Horizon  Battery Technologies, Inc.  dated  August
        17,  1993 (filed as Exhibit 10.42 to Electrosource
        Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.15   Amendment   to  Business  Alliance   and   License        --
        Agreement dated November 1, 1995 between  Electric
        Power  Research Institute and Electrosource,  Inc.
        (filed  as  Exhibit  10.2 to  Electrosource,  Inc.
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10.16   Stock  Purchase Agreement together with the  Asset        --
        and Technology License Agreement dated January 31,
        1995   between   BDM   Technologies,   Inc.    and
        Electrosource,  Inc. (filed as  Exhibit  10.46  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1994   and
        incorporated herein by reference).

10.17   First  Amendment  to Asset and Technology  License      E-20
        Agreement  between  BDM  International,  Inc.  and
        Electrosource, Inc. dated December 18, 1997.

10.18   Termination Agreement between Electrosource,  Inc.        --
        and  Mitsui Engineering and Shipbuilding Co., Ltd.
        dated  March  6, 1996 (filed as Exhibit  10.36  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1995   and
        incorporated herein by reference).

10.19   Purchase Agreement between Quantum Energy  Systems        --
        and  Technology LLC and Electrosource, Inc., dated
        November  14,  1994, (filed as  Exhibit  10.44  to
        Electrosource, Inc., Annual Report  on  Form  10-K
        for   the  period  ended  December  31,  1994  and
        incorporated herein by reference).

10.20   Equipment Lease Agreement dated September 7, 1995,        --
        between    Salem    Capital    Corporation     and
        Electrosource,  Inc. (filed as  Exhibit  10.65  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ending  December   31,   1995   and
        incorporated herein by reference).

10.21   Development  Agreement and Agreement for  Purchase        --
        of  Machinery  and Supplies between Electrosource,
        Inc.,  and Charles L. Mathews ("Contractor") dated
        November  1,  1995  (filed  as  Exhibit  10.68  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ending  December   31,   1995   and
        incorporated herein by reference).

10.22   Purchase  Order  between Chrysler Corporation  and        --
        Electrosource, Inc. dated January 9, 1996 (filed as Exhibit 10.69 to Electrosource, Inc. Annual
        Report on Form 10-K for the period ending December
        31, 1995 and incorporated herein by reference).

10.23   Agreement    for    Aircraft   Starting    Battery        --
        Distribution  between  Electrosource,   Inc.   and
        Horizon  Aviation,  Inc. dated February  13,  1996
        (filed  as  Exhibit  10.70 to Electrosource,  Inc.
        Annual  Report on Form 10-K for the period  ending
        December 31, 1995 and incorporated herein by reference).

10.24   Joint Development Agreement between Electrosource,        --
        Inc.  and Black & Decker (U.S.), Inc. dated  March
        8,  1996 (filed as Exhibit 10.71 to Electrosource,
        Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.25   Memorandum of Understanding between Electrosource,        --
        Inc.  and Lockheed Martin Corporation dated  March
        15,  1996 (filed as Exhibit 10.1 to Electrosource,
        Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

10.26   Letter  of  Agreement between Electrosource,  Inc.        --
        and  Ally  Capital Corporated dated  December  18,
        1996  (filed as Exhibit 4.9 to Electrosource, Inc.
        Registration  Statement [No. 333-20103]  Form  S-3
        Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.27   Amendment  dated  January 20, 1997  to  Letter  of        --
        Agreement  between Electrosource,  Inc.  and  Ally
        Capital Corporation dated December 18, 1996 (filed
        as    Exhibit   4.10   to   Electrosource,    Inc.
        Registration  Statement [No. 333-20103]  Form  S-3
        Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.28   Amendment dated April 10, 1997 to Letter Agreement        --
        between   Electrosource,  Inc.  and  Ally  Capital
        Corporation  dated  December 18,  1996  (filed  as
        Exhibit  4.11  to Electrosource, Inc. Registration
        Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.29   Subscription  Agreements between participants  and        --
        Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 4.9 to Electrosource, Inc. Registration
        Statement  [No. 333-25659] Form S-3 on  April  23,
        1997 and incorporated herein by reference).

10.30   Note  Purchase and Option Agreement for $4 million        --
        dated  March 27, 1997 between Electrosource,  Inc.
        and Corning Incorporated (filed as Exhibit 4.1  to
        Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10.31   5%  Convertible Promissory Note for $100,000 dated      E-26
        September 27, 1997 between Electrosource, Inc. and
        Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated
        March 27, 1997.

10.32   5%  Convertible Promissory Note for $102,500 dated      E-33
        March  27,  1998 between Electrosource,  Inc.  and
        Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated
        March 27, 1997 and Promissory Note dated September
        27, 1997.

10.33   Amendment No. 1 dated December 22, 1997  to  Stock      E-40
        Option  Agreement  dated March  27,  1997  between
        Corning Incorporated and Electrosource, Inc.

10.34   Research and Development Umbrella Agreement  dated      E-41
        July  1,  1997  between Corning  Incorporated  and
        Electrosource, Inc.

10.35   Project  Annex  dated  October  20,  1997  to  the      E-53
        Development Umbrella Agreement dated as of July 1,
        1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
        Exhibit 1, Project Proposal, Physical and Chemical
        Description of Battery Electrode "Moss."

10.36   Project  Annex  dated  October  20,  1997  to  the      E-55
        Development Umbrella Agreement dated as of July 1,
        1997  by  and  between  Corning  Incorporated  and
        Electrosource,  Inc.,  being  further  defined  in
        Exhibit    1,    Project   Proposal,   Engineering
        Resources.

10.37   Project  Annex  dated  October  20,  1997  to  the      E-58
        Development Umbrella Agreement dated as of July 1,
        1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
        Exhibit  1, Project Proposal, Characterization  of
        Electrode Materials and Collector Grid Materials.

10.38   Severance Agreement between officers/key employees      E-61
        and Electrosource, Inc. dated August 25, 1997.

10.39   Note  Purchase  Agreement  for  $2  million  dated      E-83
        December 19, 1997 between Electrosource, Inc.  and
        Corning Incorporated

10.40   Purchase   Order   for  Horizon   Batteries   Pack     E-142
        Development   Program  between   Fiat   Auto   and
        Electrosource, Inc. dated September 30, 1996.

10.41   Frame-Development Contract dated  March  14,  1997     E-159
        between  SMH  Automobile S.A.  and  Electrosource,
        Inc.

10.42   Summary  Contract Amendment Terms  dated  November     E-172
        12,  1997  for  Frame-Development  Contract  dated
        March  14,  1997 between SMH Automobile  S.A.  and
        Electrosource, Inc.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

10.43   Form  of Director Indemnification Agreement (filed        --
        as  Exhibit  10.8 to Electrosource,  Inc.,  Annual
        Report  on Form 10-K for the period ended December
        31, 1987 and incorporated herein by reference).

10.44   Director  Indemnification Agreement dated  January        --
        16,  1992 between Electrosource, Inc. and  Charles
        Mathews  (filed as Exhibit 10.26 to Electrosource,
        Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.45   Director  Indemnification Agreement dated November        --
        4, 1992, between Electrosource, Inc. and Thomas S.
        Wilson  (filed  as Exhibit 10.41 to Electrosource,
        Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.46   Director Indemnification Agreement dated September        --
        1, 1993 between Electrosource, Inc. and Dr. Norman
        Hackerman    (filed    as   Exhibit    10.57    to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1993   and
        incorporated herein by reference).

10.47   Director Indemnification Agreement dated June  23,        --
        1994  between Electrosource, Inc. and  Michael  G.
        Semmens  (filed as Exhibit 10.72 to Electrosource,
        Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.48   Director  Indemnification Agreement dated November        --
        2, 1994 between Electrosource, Inc. and Richard S.
        Williamson    (filed   as   Exhibit    10.73    to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1994   and
        incorporated herein by reference).

10.49   Director Indemnification Agreement dated June  22,        --
        1995 between Electrosource, Inc. and Nathan Morton
        (filed  as  Exhibit  10.2 to  Electrosource,  Inc.
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.50   Director Indemnification Agreement dated June  22,        --
        1995  between Electrosource, Inc. and  William  R.
        Graham  (filed  as Exhibit 10.1 to  Electrosource,
        Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.51   Director Indemnification Agreement dated March  3,     E-173
        1997  between Electrosource, Inc. and  Richard  E.
        Balzhiser.

10.52   Director  Indemnification Agreement  dated  August     E-179
        26,  1997 between Electrosource, Inc. and Earl  E.
        Gjelde.

10.53   1987  Stock  Option  Plan of  Electrosource,  Inc.        --
        (filed   as   Annex  A,  pages   44   to   48   of
        Electrosource,  Inc. Information  Statement  filed
        October  16,  1987  and  incorporated  herein   by
        reference).

10.54   Amendment  No.  1  to 1987 Stock  Option  Plan  of        --
        Electrosource, Inc. dated February 19, 1992 (filed as Exhibit 4.3 to Electrosource, Inc. Registration
        Statement  [No. 33-49049] on Form S-8  filed  June
        30, 1992 and incorporated herein by reference).

10.55   Amendment  No.  2  to 1987 Stock  Option  Plan  of        --
        Electrosource,  Inc. (filed as  Exhibit  10.36  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1992   and
        incorporated herein by reference).

10.56   1988   Non-Employee  Director   Option   Plan   of        --
        Electrosource,  Inc.  (filed  as  Exhibit  4.2  to
        Electrosource, Inc. Registration Statement [No. 33-
        22223]  on  Form  S-8  filed  June  7,  1988   and
        incorporated herein by reference).

10.57   Amendment  No.  1  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.3   to
        Electrosource, Inc. Registration Statement [No. 33-
        35856] on Form S-8 filed July 12, 1990 and incorporated herein by reference).

10.58   Amendment  No.  2  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.4   to
        Electrosource, Inc. Registration Statement [No. 33-
        49042] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

10.59   Amendment  No.  3  to  1988 Non-Employee  Director        --
        Stock  Option  Plan  (filed  as  Exhibit  4.4   to
        Electrosource, Inc. Registration Statement [No. 33-
        64108]  on  Form  S-8  filed  June  9,  1993   and
        incorporated herein by reference).

10.60   1993 Non-Employee Consultant Stock Option Plan for        --
        Electrosource,  Inc.  (filed  as  Exhibit  4.2  to
        Electrosource, Inc. Registration Statement [No. 33-
        65386] on Form S-8 filed June 30, 1993 and incorporated herein by reference).

10.61   1994  Stock  Option  Plan of  Electrosource,  Inc.        --
        (filed  as  Exhibit  10.4 to  Electrosource,  Inc.
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.62   1996  Stock  Option  Plan for Electrosource,  Inc.        --
        (filed  as  Exhibit 4.2 to Registration  Statement
        [No.  333-31101]  on  Form S-8   and  incorporated
        herein by reference).

10.63   Consulting  Agreement dated March 4, 1995  between        --
        Beacon  Advisors, Inc. (Langhorne Reid,  III)  and
        Electrosource,  Inc. (as filed Exhibit  10.117  to
        Electrosource, Inc. Annual Report on Form 10-K for
        the   period   ended   December   31,   1995   and
        incorporated herein by reference).

10.64   Consulting Agreement dated January 1, 1996 between        --
        Jack  J.  Guy  and Electrosource, Inc.  (as  filed
        Exhibit  10.118  to  Electrosource,  Inc.   Annual
        Report  on Form 10-K for the period ended December
        31, 1995 and incorporated herein by reference).

24.1    Consent of Ernst & Young LLP                           E-185

27.     Financial Data Schedule                                E-186



                                                           Exhibit 4.16

                                Date of Grant:  December 31, 1997

                       ELECTROSOURCE, INC.
                     STOCK OPTION AGREEMENT

     THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE OACTO), OR
     UNDER THE SECURITIES LAWS OF ANY STATE (OBLUE SKY LAWSO), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE
     SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Corning Incorporated                                  No. W12-101
Corning, New York 14831                             20,000 Shares


      The undersigned, Electrosource, Inc. (the "Company"), a Delaware corporation, for good and valuable consideration desires to grant to Corning Incorporated ("Corning" or "Holder") an option to acquire shares of Common Stock in the Company. The option covered hereby is granted pursuant to the terms of the Research and Development Umbrella Agreement ("Umbrella Agreement") dated as of July 1, 1997 between the Company and Corning, and all provisions of that Umbrella Agreement are incorporated herein by reference. Defined terms shall have the same meaning as in the Umbrella Agreement.

      1. Option. The Company does hereby grant to Corning the exclusive option to purchase from the Company all or any part of an aggregate of Twenty Thousand (20,000) shares ("shares") of Common Stock of the Company. The exercise price shall be Seven and .125/100 Dollars ($7.125) per share for Twenty Thousand (20,000) shares.

      2. Term. The Option shall be exercisable at any time or times until the option expires or terminates in accordance with the provisions hereof. This Option shall in any event terminate no later than 5:00 o'clock P.M., San Marcos, Texas time three years after its date of grant.

     3. Exercise. To exercise this option or any part thereof, Corning shall give written notice of such election to the Company at its Corporate Headquarters, Attention Corporate Secretary, so as to be received by the Company within the period this option is exercisable, which notice shall specify the number of shares to be purchased and be accompanied by payment in full. Payment for such shares may be by check or wire transfer. Exercise of the option may be made in multiple parts, but in amounts of at least One Hundred Thousand and No/100 Dollars ($100,000.00) per exercise.

      4. Share Issue. Upon receipt by the Company of proper notice of exercise of this Option, the Company as promptly as practicable and subject to the other provisions in this Option, shall deliver a certificate or certificates representing shares so purchased, and shall pay all original issuance or transfer taxes on the exercise of this Option, and all other fees and expenses necessarily incurred by the Company in connection therewith. Certificates evidencing such shares may have endorsed thereon such language as may be deemed necessary or advisable by counsel for the Company in order to ensure compliance with the applicable securities laws or regulations. Registration rights shall be as set forth in the Umbrella Agreement.

      5. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the exercise price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the exercise price in effect immediately prior to such combination will be proportionately increased.

     6. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the CompanyOs assets to another entity which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an OOrganic Change.O Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the outstanding principal amount of the Option then outstanding) to insure that the holder of the Option will thereafter (for so long as such holder has the right to exercise the Option) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the exercise of the Option, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had exercised the Option immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the Option) to insure that the provisions of this part 6 will thereafter (for so long as such holder has the right to exercise the Option) be applicable to the Option.

     IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED



By:    /s/ James M. Rosel          By:     /s/ David H. Fuller
  James M. Rosel
  Vice President Finance           Printed Name: David H. Fuller
  and General Counsel
                                   Its: Division VP & Director



                                                           Exhibit 4.17

                                Date of Grant:  December 31, 1997

                       ELECTROSOURCE, INC.
                     STOCK OPTION AGREEMENT

     THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE OACTO), OR
     UNDER THE SECURITIES LAWS OF ANY STATE (OBLUE SKY LAWSO), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE
     SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Corning Incorporated                                 No. W12-102A
Corning, New York 14831                             70,000 Shares


          The undersigned, Electrosource, Inc. (the "Company"), a Delaware corporation, for good and valuable consideration desires to grant to Corning Incorporated ("Corning" or "Holder") an option to acquire shares of Common Stock in the Company. The option covered hereby is granted pursuant to the terms of the Research and Development Umbrella Agreement ("Umbrella Agreement") dated as of July 1, 1997 between the Company and Corning, and all provisions of that Umbrella Agreement are incorporated herein by reference. Defined terms shall have the same meaning as in the Umbrella Agreement.

      1. Option. The Company does hereby grant to Corning the exclusive option to purchase from the Company all or any part of an aggregate of Seventy Thousand (70,000) shares ("shares") of Common Stock of the Company. The exercise price shall be Seven and .125/100 Dollars ($7.125) per share for Seventy Thousand (70,000) shares.

      2. Term. The Option shall be exercisable at any time or times until the option expires or terminates in accordance with the provisions hereof. This Option shall in any event terminate no later than 5:00 o'clock P.M., San Marcos, Texas time three years after its date of grant.

     3. Exercise. To exercise this option or any part thereof, Corning shall give written notice of such election to the Company at its Corporate Headquarters, Attention Corporate Secretary, so as to be received by the Company within the period this option is exercisable, which notice shall specify the number of shares to be purchased and be accompanied by payment in full. Payment for such shares may be by check or wire transfer. Exercise of the option may be made in multiple parts, but in amounts of at least One Hundred Thousand and No/100 Dollars ($100,000.00) per exercise.

      4. Share Issue. Upon receipt by the Company of proper notice of exercise of this Option, the Company as promptly as practicable and subject to the other provisions in this Option, shall deliver a certificate or certificates representing shares so purchased, and shall pay all original issuance or transfer taxes on the exercise of this Option, and all other fees and expenses necessarily incurred by the Company in connection therewith. Certificates evidencing such shares may have endorsed thereon such language as may be deemed necessary or advisable by counsel for the Company in order to ensure compliance with the applicable securities laws or regulations. Registration rights shall be as set forth in the Umbrella Agreement.

      5. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the exercise price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the exercise price in effect immediately prior to such combination will be proportionately increased.

     6. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the CompanyOs assets to another entity which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an OOrganic Change.O Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the outstanding principal amount of the Option then outstanding) to insure that the holder of the Option will thereafter (for so long as such holder has the right to exercise the Option) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the exercise of the Option, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had exercised the Option immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the Option) to insure that the provisions of this part 6 will thereafter (for so long as such holder has the right to exercise the Option) be applicable to the Option.

           IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED



By:    /s/ James M. Rosel          By:     /s/ David H. Fuller
  James M. Rosel
  Vice President Finance           Printed Name: David H. Fuller
  and General Counsel
                                   Its: Division VP & Director


                                                           Exhibit 4.18

                                Date of Grant:  December 31, 1997

                       ELECTROSOURCE, INC.
                     STOCK OPTION AGREEMENT

     THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE OACTO), OR
     UNDER THE SECURITIES LAWS OF ANY STATE (OBLUE SKY LAWSO), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE
     SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Corning Incorporated                                 No. W12-103A
Corning, New York 14831                             70,000 Shares


          The undersigned, Electrosource, Inc. (the "Company"), a Delaware corporation, for good and valuable consideration desires to grant to Corning Incorporated ("Corning" or "Holder") an option to acquire shares of Common Stock in the Company. The option covered hereby is granted pursuant to the terms of the Research and Development Umbrella Agreement ("Umbrella Agreement") dated as of July 1, 1997 between the Company and Corning, and all provisions of that Umbrella Agreement are incorporated herein by reference. Defined terms shall have the same meaning as in the Umbrella Agreement.

      1. Option. The Company does hereby grant to Corning the exclusive option to purchase from the Company all or any part of an aggregate of Seventy Thousand (70,000) shares ("shares") of Common Stock of the Company. The exercise price shall be Seven and .125/100 Dollars ($7.125) per share for Seventy Thousand (70,000) shares.

      2. Term. The Option shall be exercisable at any time or times until the option expires or terminates in accordance with the provisions hereof. This Option shall in any event terminate no later than 5:00 o'clock P.M., San Marcos, Texas time three years after its date of grant.

     3. Exercise. To exercise this option or any part thereof, Corning shall give written notice of such election to the Company at its Corporate Headquarters, Attention Corporate Secretary, so as to be received by the Company within the period this option is exercisable, which notice shall specify the number of shares to be purchased and be accompanied by payment in full. Payment for such shares may be by check or wire transfer. Exercise of the option may be made in multiple parts, but in amounts of at least One Hundred Thousand and No/100 Dollars ($100,000.00) per exercise.

      4. Share Issue. Upon receipt by the Company of proper notice of exercise of this Option, the Company as promptly as practicable and subject to the other provisions in this Option, shall deliver a certificate or certificates representing shares so purchased, and shall pay all original issuance or transfer taxes on the exercise of this Option, and all other fees and expenses necessarily incurred by the Company in connection therewith. Certificates evidencing such shares may have endorsed thereon such language as may be deemed necessary or advisable by counsel for the Company in order to ensure compliance with the applicable securities laws or regulations. Registration rights shall be as set forth in the Umbrella Agreement.

      5. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the exercise price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the exercise price in effect immediately prior to such combination will be proportionately increased.

     6. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the CompanyOs assets to another entity which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an OOrganic Change.O Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the outstanding principal amount of the Option then outstanding) to insure that the holder of the Option will thereafter (for so long as such holder has the right to exercise the Option) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the exercise of the Option, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had exercised the Option immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the Option) to insure that the provisions of this part 6 will thereafter (for so long as such holder has the right to exercise the Option) be applicable to the Option.

           IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED



By:    /s/ James M. Rosel          By:     /s/ David H. Fuller
  James M. Rosel
  Vice President Finance           Printed Name: David H. Fuller
  and General Counsel
                                   Its: Division VP & Director


                                                           Exhibit 10.13
                       SUBLEASE AGREEMENT


      This Sublease is made this 24th day of February, 1997, at Travis County, Texas by and between ELECTROSOURCE, INC., (herein, "Sublessor"), and MERIT PRINTING, INC., a Texas corporation, (herein, "Sublessee").
     Sublessor is the Lessee under that certain Lease, (the "Main Lease"), by and between AETNA LIFE INSURANCE COMPANY, as Landlord, (herein "Lessor"), and ELECTROSOURCE, INC., as Tenant, (herein "Sublessor"), executed on or about February 3, 1992, as amended, for the premises described in the Main Lease at 3800 Drossett Drive, Austin, Texas, (herein "Leased Premises"), a true and correct copy of which Main Lease is attached hereto as Exhibit "A" and incorporated herein by this reference.
      In consideration of the mutual promises contained herein, Sublessor hereby subleases the Leased Premises to Sublessee, subject to the terms of the Main Lease, and subject further to the provisions of this Sublease Agreement as follows:
          1. Sublessee hereby agrees to abide by and observe all the terms, covenants and conditions of the Main Lease.
          2. The term of this Sublease shall be for a term of 24 months, commencing on March 1, 1997, and ending February 28, 1999, provided, however, that this Sublease shall sooner terminate upon the termination for any cause whatsoever of the Main Lease.
          3. Insofar as the provisions of the Main Lease do not conflict with the specific provisions of this Sublease Agreement, they and each of them are incorporated into this Sublease as if fully completely rewritten herein, and Sublessee agrees to be bound to the Sublessor by all the terms of the Main Lease and to assume towards Sublessor and perform all the obligations and responsibilities that Sublessor, by the Main Lease, assumes towards the Lessor, except for the payment of rent by Sublessee to Sublessor, which is governed by Paragraph 4 herein. Sublessee further agrees to indemnify and hold harmless Sublessor for any claim or liability (including reasonable attorneys' fees) under the Main Lease for actions or failure to act by Sublessee. The relationship between Sublessee and Sublessor shall be the same as that between Sublessor and Lessor under the Main Lease.
          4. Sublessee agrees to pay Sublessor, as rent for the Leased Premises, the sum of Eleven Thousand Nine Hundred Eighteen and 40/100 Dollars ($11,918.40) per month from March 1, 1997 through February 28, 1998 (triple net), and Thirteen Thousand Four Hundred Thirteen and 40/100 Dollars ($13,413.40) per month from March 1, 1998 through February 28, 1999 (triple net), payable in advance on the 1st day of each calendar month during the term of this Sublease.
          5. The following events shall be deemed to be events of default by Sublessee under this Sublease: any events of default by Sublessee listed as events of default by Lessee set forth in the Main Lease, or any default in the provisions of this Sublease agreement. Upon the occurrence of any such events of default, and in addition to any other available remedies provided by law or in equity, Sublessor shall have all remedies granted to Lessor in the Main Lease.
          6. Upon execution of this Sublease, Sublessee shall deposit with Sublessor the sum of _____-0-__________ Dollars ($0.00), as a security deposit to be held by Sublessor pursuant to the provisions of the Main Lease.
          7. Sublessee shall be liable for its share of all operating expenses of the building as set forth in the Main Lease, including, without limitation, real property taxes, common area charges, Landlord's insurance and similar charges for the term of this Sublease. Sublessee shall also be responsible for its utilities, trash removal and janitorial services. Annual charges will be prorated in the usual manner. Sublessee shall not be liable under the Main Lease for anything that occurred prior to the term of this
          Sublease or that should have reasonably have occurred or been performed prior to the term of this Sublease.
          8. Sublessor agrees to indemnify and hold Sublessee harmless from any claim, loss or damage (including reasonable attorney fees) arising related to environmental contamination of the premises and surrounding ground resulting from Sublessor's use of premises existing at the time this Sublease is executed.
          9. Time is of the essence of this Sublease, and each and all of the terms hereof.
          10. Any notice or other communication required or permitted to be given under this Sublease or under the Main Lease shall be in writing and shall be deemed to be delivered on the date it is hand delivered to the party to whom such notice is given, at the address set forth below, or if such notice is mailed, on the date on which it is deposited in the United States mail, postage prepaid, certified or registered mail, return receipt requested, addressed to the party to whom such notice is directed, at the address set forth below:

          If to Sublessor:
               Mr. James M. Rosel
               Vice President Finance and General Counsel
               Electrosource, Inc.
               2809 Interstate 35 South
               San Marcos, Texas 78666

          If to Sublessee:
                                         and,  if applicable,  to
Lessor,
               Mr. John T. Bender       Aetna Life Insurance Co.,
               Vice President           By and through its agent:
                Merit  Printing, Inc.     Trammell  Crow  Central
Texas
                3800-B  Drossett  Drive    301  Congress  Avenue,
Suite 1300
               Austin, Texas 78746      Austin, Texas 78701

          11. Sublessee shall have no right to assign or sublet any interest in this Sublease without first obtaining the written consent of the Lessor and Sublessor, which consent may or may not be granted by the Lessor or Sublessor in their sole opinion, judgment or discretion.
          12. Sublessor shall have no liability to Sublessee for any wrongful action or default on the part of Lessor pursuant to the terms of the Main Lease, and Sublessee hereby agrees to look solely to Lessor in event of any such default, the liability and obligations of Sublessor being solely pursuant to the terms and conditions of this Sublease Agreement.
          13. Sublessor represents and warrants that the Main Lease is not in default at the time this Sublease is signed by Sublessor.
          14. In the event any one or more of the provisions contained in this Sublease Agreement shall for any reason be held invalid, illegal, or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.
          15. This Agreement constitutes the sole and only agreement of the parties hereto and supersedes any prior understanding and written or oral agreements between the parties respecting the subject matter of this Sublease Agreement.

          EXECUTED on the day and year first above written.

ELECTROSOURCE, INC.                MERIT PRINTING, INC.



By:    /s/ James M. Rosel          By:    /s/ John T. Bender

Printed Name: James M. Rosel       Printed Name: John T. Bender

Its: Vice President Finance        Its: Vice President & General Manager
     and General Counsel


                        CONSENT BY LESSOR

      AETNA LIFE INSURANCE COMPANY, Lessor under the Main Lease referred to in this Sublease Agreement, hereby consents to the foregoing Sublease Agreement. Lessor further represents that the Main Lease is not in default at the time this consent is executed.

                                   AETNA LIFE INSURANCE COMPANY


                                   By:  /s/ James G. Hughes

                                   Printed Name:  James G. Hughes

                                   Its:  Vice President



                                                           Exhibit 10.17

                         FIRST AMENDMENT
                                TO
             ASSET AND TECHNOLOGY LICENSE AGREEMENT


      This amendment ("Amendment") is made as of the 19th day of December, 1997 by and between BDM INTERNATIONAL, INC., a Delaware corporation ("Technologies") and ELECTROSOURCE, INC., a Delaware corporation ("ELSI").
                           WITNESSETH:
      WHEREAS, BDM Technologies, (also "Technologies") and ELSI entered into that certain Asset and Technology License Agreement dated as of January 31, 1995 (the "Agreement"); and
      WHEREAS, BDM Technologies was subsequently merged into BDM International, Inc. ("BDM"); and
      WHEREAS, BDM and ELSI have agreed upon a method of payment for past and future obligations under the Agreement; and
      WHEREAS, BDM and ELSI wish to amend the Agreement to so modify the payment method and schedule;
      NOW, THEREFORE, in consideration of the premises and the covenants of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:
             1. Notwithstanding anything to the contrary in the Agreement, past due amounts under Section 3.04 and 3.05 and amounts due in the future for equipment leases, all as summarized as of the date hereof on Exhibit "A," which is attached hereto, shall be paid in a combination of cash and common stock as follows;
               A. $100,000 cash to be paid by ELSI to BDM upon receipt by ELSI of partial funding in the amount $2 million on or before December 31, 1997. Such funding is to be supplied by sources unaffiliated with BDM from a fund raising effort by ELSI that is underway as of the date of this Amendment.
               B. $300,000 cash to be paid by ELSI to BDM upon completion of additional funding in the amount of $5 million which is anticipated to be completed by ELSI on or before March 31, 1998 from sources unaffiliated with BDM. If the fundraising has not been successfully completed by March 31, 1998, BDM and ELSI shall meet in a good faith attempt to mutually agree upon an arrangement for payment of such amount. In the event of a failure to agree, any amounts then owed to BDM shall be calculated based on cash paid under paragraph 1.A. and B., and paid in accordance with procedures set forth in paragraph 1.C. Payment of such shares shall be made on April 15, 1998.
               C. The balance shall be paid in ELSI common stock to be issued immediately to BDM with a value of Seven Hundred Sixty-six Thousand Nine Hundred Sixty-seven and No/100 Dollars ($766,967.00) calculated using the latest available closing price for ELSI common stock as reported by NASDAQ prior to the date of issue of the stock. The
               Seven Hundred Sixty-six Thousand Nine Hundred Sixty-seven and No/100 Dollars ($766,967.00) value represents:
                    i) the sum of past due rents and taxes under Sections 3.04 and 3.05 of the Agreement,

                    ii)   less the cash to be paid under A and  B
                    above, and

                    iii) plus, the amount of future payments for the equipment leases in Schedule 6 of the Agreement, which is attached hereto.

               D. ELSI shall from the date hereof pay directly to the Lessor the rental payments for the real property ("Facility") described in Schedule 6 to the Agreement, and shall pay directly to the taxing authorities all taxes for the Facility and equipment.
               E. ELSI shall also purchase the Facility or otherwise remove BDM as a guarantor of the lease for the Facility by no later than April 1, 1998. In the event that ELSI shall not have purchased the Facility or removed BDM as a guarantor by said date, then ELSI shall give notice to cancel the Facility lease effective September 30, 1998 (by providing 180 days advance written notice to Landlord as provided in the "Lease Agreement" of August 17, 1993).
               F. In the event that the cash and common stock delivered hereunder by ELSI to BDM is less than the amount of the past and future obligations set forth in Exhibit "A" based on the actual proceeds of the sale of ELSI common stock by BDM (or a credit of $1.00 per share, whichever is higher) such sales to be completed within a reasonable period of time after a registration statement for such common stock is effective or after the common stock otherwise becomes available for sale under an exemption from registration, ELSI shall, upon demand from BDM, pay to BDM the difference in cash. If such cash payment would cause a material adverse affect on the financial condition of ELSI, then ELSI may pay the deficiency in additional shares of common stock valued at the then market price [if greater than $1.00 per share. If the market value is less than $1.00 per share, ELSI shall pay the difference in cash.] ELSI shall provide to BDM one time demand registration rights under the terms of Section 7.04 of the Agreement for any such stock, such registration statement to be filed within 45 days of notice of demand. If the proceeds from the sale of such additional shares prove inadequate to pay the remaining amounts due, Electrosource will pay that deficiency in cash upon notice from BDM.
               G. If there is a change in the number or kind of outstanding shares of Common Stock of ELSI by reason of a stock dividend, stock split, recapitalization, merger, consolidation, combination or other similar event, appropriate adjustments shall be made to the number and kind of shares to be paid under this Agreement, including an appropriate adjustment to the par value thereof and the minimum credit of $1.00 per share referenced in paragraph 1.F. of this Agreement.
          2. Section 11.02 of the Agreement "Termination" is amended by adding a new part "(c)" at the end of said Section as follows:
            "(c) BDM waives any defaults for non-payment under the Agreement prior to the date of this Amendment and waives any right to terminate the Agreement or seek any other remedies based upon any such defaults for so long as ELSI is not in material default under this Amendment. This waiver shall not apply to any defaults that may occur from and after the date of the First Amendment to the Agreement."

      The Agreement is not otherwise amended or modified in any respect, and all provisions thereof continue in full force and effect except as specifically set forth herein.

      IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to the Agreement to be executed and be effective the date first above written.

ELECTROSOURCE, INC.                BDM INTERNATIONAL, INC.



By:  /s/ James M. Rosel       By:  /s/ C. Thomas Faulders III
  James M. Rosel
  Vice President Finance      Printed Name: C.Thomas Faulders III
  and General Counsel
                              Its:  EVP & CFO

                           EXHIBIT "A"
  to First Amendment to Asset and Technology License Agreement

                     BDM - SCHEDULE OF DEBTS

                 Amount due to December 15, 1997

                    Equipment      Facility    Property
                      Leases       Building    Taxes          Total
                                    Lease

Past Due Payments
10/15/97            $423,143       $186,999  $153,043       $763,185

Less Payments
through 10/15/97                                           (125,000)

Net  Past  Due  at                                          $638,185
10/15/97

Adjustments     to
12/15/97:

November, December
Payments @ $50,845                                          $101,690

Less      11/19/97                                          (25,000)
Payment

Balance        Due                                          $714,875
12/15/97

Less  Cash  To  Be                                         (400,000)
Paid

Net  Past  Due  at                                          $314,875
12/15/97

          Commitments to end of Leases as of 12/15/97:
                    Equipment Leases  Facility Building     Total
                                            Lease
Total    Additional
Payments to End  of          $557,877        $2,270,000   $2,827,877
Term at 9/30/97

Adjustments      to
12/31/97
(Oct.  Nov. &  Dec.        ($105,785)         ($46,750)   ($152,535)
Pmts. @ $50,845)

Total                        $452,092        $2,223,250   $2,675,342


                          Stock Payment
Net Past Due Amounts                                        $314,875

Plus Equipment payout                                       $452,092

Amount to be Paid  In                                       $766,967
Stock


                                                           Exhibit 10.31

                 5% CONVERTIBLE PROMISSORY NOTE

     THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE (OBLUE SKY LAWSO), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Dated September 27, 1997                              $100,000.00

       FOR VALUE RECEIVED, Electrosource, Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Corning Incorporated, a New York corporation ("Corning" or the "original holder"), the principal sum of One Hundred Thousand Dollars ($100,000.00) together with interest thereon calculated from the date hereof, in accordance with the provisions of this Note.

      This  Note  is  the  5%  Convertible Promissory  Note  (the
"September 1997 Note") issued for payment of interest due pursuant to the 5% Convertible Promissory Note (the "Original Note") issued pursuant to a Note Purchase and Option Agreement dated as of March 27, 1997, between the Company and Corning (the "Purchase Agreement"). The Purchase Agreement contains terms governing the rights and obligations of the holder of this September 1997 Note, and all provisions of the Purchase Agreement are incorporated herein by reference. Unless otherwise indicated herein, capitalized terms used in this September 1997 Note and in the Original Note have the same meanings as set forth in the Purchase Agreement.

Part 1.   Payment of Interest

      lA. Rate of Interest. Interest shall accrue at the rate of five percent (5%) per annum on the unpaid principal amount of this September 1997 Note outstanding from time to time. Interest shall be paid in cash or, at the option of the Company, in additional Notes having terms identical to the Original Note except in respect of principal amount, dated as of the Payment Date (as defined below) with respect to which such interest is payable and having a principal amount equal to the amount of interest accrued and unpaid as of that Payment Date.

      lB. Payment Dates. On March 27, 1998, and on each subsequent September 27 and March 27 (each of which dates shall be a "Payment Date"), all unpaid interest that has accrued on the unpaid principal amount of this September 1997 Note on and prior to such Payment Date or on any overdue interest on this September 1997 Note shall become due and payable.

      lC. Payment upon Maturity or Prepayment. All accrued interest that has not theretofore been paid shall be paid in full on the date on which the entire principal amount outstanding under this Note is paid, whether upon maturity or upon prepayment. In the event that any portion less than the entire outstanding principal amount of this September 1997 Note is prepaid pursuant to paragraph 2B, the accrued interest applicable to such portion prepaid shall be paid as of the effective date of such partial prepayment.

      lD. Saving Clause. All agreements and transactions between the Company and the holder of this September 1997 Note, whether now existing or hereafter arising, whether contained herein or in any other instrument, and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of the maturity hereof, prepayment, demand for prepayment or otherwise, shall the amount contracted for, charged or received by the holder of this September 1997 Note from the Company for the use, forbearance or detention of the principal indebtedness or interest hereof, which remains unpaid from time to time, exceed the maximum amount permissible under applicable law, it particularly being the intention of the parties hereto to conform strictly to the applicable law of usury. Any interest payable hereunder or under any other instrument relating to the indebtedness evidenced hereby that is in excess of the legal maximum, shall, in the event of acceleration of maturity, prepayment, demand for prepayment or otherwise, be automatically, as of the date of such acceleration, prepayment, demand or otherwise, applied to a reduction of the principal indebtedness hereof and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of such principal, such excess shall be refunded to the Company. To the extent not prohibited by law, determination of the legal maximum rate of interest shall at all times be made by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the indebtedness, all interest at any time contracted for, charged or received from the Company in connection with the indebtedness, so that the actual rate of interest on account of such indebtedness is uniform throughout the term hereof.

Part 2.   Payment of Principal

      2A.   Payment  upon Maturity. The entire  unpaid  principal
amount hereof shall be due and payable on March 27, 2002.

      2B. Prepayment. The Company may prepay all or any part of this Note at any time in One Hundred Thousand Dollar ($100,000) increments. The Company shall give not less than thirty (30) days prior written notice of its intention to prepay this Note.

Part 3.   Registration of Transfer

      The Company shall keep at its principal office a register for the registration of Notes, which shall contain the name and address of the registered holder (herein referred to as the holder) of the Note and the principal and interest of the Note. No transfer of the Note or any right to receive payments under the Note shall be permitted unless made upon the CompanyOs register. Upon the surrender of any Note or Notes at such place, the Company shall, at the request of the holder of such Note, execute and deliver (at the CompanyOs expense) a new Note or Notes in exchange therefor representing in the aggregate the principal amount represented by the surrendered Note. Each such new Note shall be registered in such name and shall represent such principal amount of Note as is requested by the holder of the surrendered Note and shall be substantially identical in form to the surrendered Note, and interest shall accrue on such new Note from the date to which interest has been fully paid on such Note represented by the surrendered Note; provided that, if any
Note is to be registered in the name of a person or persons other than the holder of the Note, there has been compliance with all laws applicable to such change of registered holder, including but not limited to federal and state securities laws.

Part 4.   Replacement

      Upon receipt of evidence reasonably satisfactory to the Company of the ownership and the loss, theft, destruction or mutilation of any Note, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Company, or, in the case of any such mutilation upon surrender of such Note, the Company shall (at its expense) execute and deliver in lieu of such Note, a new Note of like kind representing the principal amount of Note represented by such lost, stolen, destroyed or mutilated Note and dated the date of such lost, stolen, destroyed or mutilated Note, and interest shall accrue on the Note represented by such new Note from the date to which interest has been fully paid on such lost, stolen, destroyed or mutilated Note.

Part 5.   Cancellation

     After all principal and accrued interest at any time owed on this September 1997 Note has been paid in full, this September
1997 Note shall be surrendered to the Company for cancellation and shall not be reissued.

Part 6.   Waiver of Notice, etc.

      The Company hereby waives presentment, demand, notice, protest and all other demands and notice in connection with the delivery, acceptance, performance and enforcement of this September 1997 Note, and assents to extension of the time of payment or forbearance or other indulgence without notice.

Part 7.   Events of Default

      7A.   Events  of  Default.  Each  of  the  following  shall
constitute an Event of Default:

           (i) the Company fails to pay when due the full amount of any principal or interest on this September 1997 Note whether at maturity or by acceleration or otherwise;

          (ii) the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent; or the Company petitions or applies to any tribunal for the appointment of a trustee, receiver or liquidator of the Company or of any substantial part of the assets of the Company, or commences any proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced against the Company and either the Company takes any action indicating its approval thereof, consent thereto, or acquiescence therein or such petition, application or proceeding is not dismissed within ninety (90) days;

          (iii) the sale by the Company of a material part of the business or assets of the Company other than in the ordinary course of business;

           (iv) the taking, closing or nationalization of a material part of the business or assets of the Company by governmental or legal action. A "material part of the business or assets of the Company" means more than one-third of the gross assets of the Company as set forth in its most recent audited consolidated financial statements;

           (v) any representation or warranty of the Company set forth in the Purchase Agreement is shown to be, or becomes false or untrue as of the date of this September 1997 Note.

      7B. Remedies. Upon the occurrence and continuance of any Event or Events of default, the holders of a majority of the combined aggregate principal amount outstanding under this September 1997 Note and any Notes issued in payment of accrued interest on Notes may, by written notice to the Company, declare all or any part of the unpaid principal amount of the Notes then outstanding to be forthwith due and payable, and thereupon such unpaid principal amount or part thereof, together with interest accrued thereon, shall become so due and payable without presentation, presentment, protest, notice of intent to accelerate, notice of acceleration, or further demand or notice of any kind, all of which are hereby expressly waived, and such holder or holders may proceed to enforce payment of such amount or part thereof in such manner as it or they may elect. The Company hereby waives to the extent not prohibited by applicable law which cannot itself be waived (i) all presentments, demands for performance, notices of nonperformance (except to the extent required by the provisions hereof), (ii) any requirement of diligence or promptness on the part of any holder of Notes in the enforcement of its rights under the provisions of this September 1997 Note, and (iii) any and all notices of every kind and description which may be required to be given by any statute or rule of law.

Part 8.   Conversion

     8A.  Conversion Procedure.

          (i) The holder of this September 1997 Note may convert all or any portion of the outstanding principal amount hereof (plus accrued but unpaid interest on such principal amount or portion thereof) held by such holder into a number of shares of the CompanyOs Common Stock computed by dividing the principal amount of this September 1997 Note (plus accrued but unpaid interest thereon) to be converted by the OConversion PriceO (as defined below in Part 8B).

           (ii) Each conversion will be deemed to have been effected as of the close of business on the date on which the instrument representing this September 1997 Note has been surrendered at the principal office of the Company. At such time as such conversion has been effected, the rights of the holder of this September 1997 Note as such holder will cease and the person or persons in whose name or names any certificate or certificates for shares of Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

           (iii) As soon as possible after a conversion has been effected (but in any event within three (3) business days in the case of subparagraph (a) below), the Company will deliver to the converting holder:

                (a) a certificate representing the number of shares of Common Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified (provided that, in the event that the name specified by the converting holder is other than that of the converting holder, the Company has received evidence satisfactory to Company counsel that the transfer of Common Stock from the converting holder to the person specified may be accomplished without violation of applicable law);

                (b) a replacement Note having terms identical to those of this September 1997 Note other than the principal amount, which shall be equal to portion of the principal amount of the original Note not converted; and

                (c) the amount payable under subparagraph (vi) below with respect to fractional shares of Common Stock otherwise issuable upon such conversion.

           (iv) The issuance of certificates for shares of Common Stock upon conversion of this September 1997 Note will be made without charge to the holder of such Note for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of this September 1997 Note, the Company will take all such actions as are necessary in order to insure that the Common Stock issuable with respect to such conversion will be validly issued, fully paid and nonassessable.

           (v) The Company will not close its books against the transfer of this September 1997 Note or of Common Stock issued or issuable upon conversion of this September 1997 Note in any manner which interferes with the timely conversion of this September 1997 Note.

           (vi) If any fractional interest in a share of Common Stock would, except for the provisions of this subparagraph (vi), be deliverable upon any conversion of this September 1997 Note, the Company, in lieu of delivering the fractional share therefor, may at its option pay a cash adjustment for such fractional share equal to such fraction times the fair market value per share of the Common Stock at the close of business on the date of conversion, as determined in good faith by the board of directors of the Company.

           (vii) The provisions of this part 8 shall be subject to the limitations imposed by section 2B hereof.

      8B. Conversion Price. The Conversion Price shall be Five and 50/100 Dollars ($5.50). In order to prevent dilution of the conversion rights granted under this part 8, the Conversion Price will be subject to adjustment from time to time pursuant to this part 8; provided that the Conversion Price will in no event be less than One and No/100 Dollars ($1.00), the par value.

      8C. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

     8D. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the CompanyOs assets to another Person which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an OOrganic Change.O Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that each of the holders of Notes will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the conversion of such holderOs Notes, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had converted his Notes immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that the provisions of this part 8 will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) be applicable to the Notes.

      8E.   Notices.  Until the maturity of this  September  1997
Note:

           (i)  Immediately upon any adjustment of the Conversion
Price, the Company will give written notice thereof to the holder of this September 1997 Note.

          (ii) The Company will give written notice to the holder of this September 1997 Note at least twenty (20) days prior to the date on which the Company closes its books or takes a record
(a) with respect to any dividend or distribution upon Common Stock, (b) with respect to any pro rata subscription offer to holders of Common Stock or (c) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.

           (iii) The Company will also give written notice to the holder of this September 1997 Note at least thirty (30) days prior to the date on which any Organic Change will take place.

Part 9.   Amendment and Waiver

      No amendment, modification or waiver shall be binding or effective with respect to any provision of this Note without the prior written consent of the holders of at least sixty-seven percent (67%) of the combined aggregate principal amount of this September 1997 Note and any additional Notes issued in payment of accrued interest then outstanding.

Part 10.  Notices

        Except as otherwise expressly provided, all notices referred to herein will be in writing and will be delivered by registered or certified mail, return receipt requested, postage prepaid and will be deemed to have been given when so mailed (i) to the Company, at its principal executive offices and (ii) to any holder of this September 1997 Note, at such holder's address as it appears in the Note register maintained pursuant to part 3 hereof (unless otherwise indicated by any such holder).

      IN WITNESS WHEREOF, the Company has executed and delivered this Note as of September 27, 1997.

ELECTROSOURCE, INC.



By:    /s/ James M. Rosel
  James M. Rosel
  Vice President Finance
  and General Counsel


                                                           Exhibit 10.32

                 5% CONVERTIBLE PROMISSORY NOTE

     THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE ("BLUE SKY LAWS"), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Dated March 27, 1998                                     $102,500

       FOR VALUE RECEIVED, Electrosource, Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Corning Incorporated, a New York corporation ("Corning" or the "original holder"), the principal sum of One Hundred Two Thousand Five Hundred Dollars ($102,500) together with interest thereon calculated from the date hereof, in accordance with the provisions of this Note.

      This Note is the 5% Convertible Promissory Note (the "March 1998 Note") issued for payment of interest due pursuant to (i) the 5% Convertible Promissory Note (the "Original Note") issued pursuant to a Note Purchase and Option Agreement dated as of March 27, 1997, between the Company and Corning (the "Purchase Agreement"), and (ii) the 5% Convertible Promissory Note (the "September 1997 Note") issued for the payment of interest on the Original Note. The Purchase Agreement contains terms governing the rights and obligations of the holder of this March 1998 Note, and all provisions of the Purchase Agreement are incorporated herein by reference. Unless otherwise indicated herein, capitalized terms used in this March 1998 Note and in the Original Note have the same meanings as set forth in the Purchase Agreement.

Part 1.   Payment of Interest

      lA. Rate of Interest. Interest shall accrue at the rate of five percent (5%) per annum on the unpaid principal amount of this March 1998 Note outstanding from time to time. Interest shall be paid in cash or, at the option of the Company, in additional Notes having terms identical to the Original Note except in respect of principal amount, dated as of the Payment Date (as defined below) with respect to which such interest is payable and having a principal amount equal to the amount of interest accrued and unpaid as of that Payment Date.

      lB. Payment Dates. On March 27, 1998, and on each subsequent September 27 and March 27 (each of which dates shall be a OPayment DateO), all unpaid interest that has accrued on the unpaid principal amount of this March 1998 Note on and prior to such Payment Date or on any overdue interest on this March 1998 Note shall become due and payable.

      lC. Payment upon Maturity or Prepayment. All accrued interest that has not theretofore been paid shall be paid in full on the date on which the entire principal amount outstanding under this March 1998 Note is paid, whether upon maturity or upon prepayment. In the event that any portion less than the entire outstanding principal amount of this March 1998 Note is prepaid pursuant to paragraph 2B, the accrued interest applicable to such portion prepaid shall be paid as of the effective date of such partial prepayment.

      lD. Saving Clause. All agreements and transactions between the Company and the holder of this March 1998 Note, whether now existing or hereafter arising, whether contained herein or in any other instrument, and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of the maturity hereof, prepayment, demand for prepayment or otherwise, shall the amount contracted for, charged or received by the holder of this March 1998 Note from the Company for the use, forbearance or detention of the principal indebtedness or interest hereof, which remains unpaid from time to time, exceed the maximum amount permissible under applicable law, it particularly being the intention of the parties hereto to conform strictly to the applicable law of usury. Any interest payable hereunder or under any other instrument relating to the indebtedness evidenced hereby that is in excess of the legal maximum, shall, in the event of acceleration of maturity, prepayment, demand for prepayment or otherwise, be automatically, as of the date of such acceleration, prepayment, demand or otherwise, applied to a reduction of the principal indebtedness hereof and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of such principal, such excess shall be refunded to the Company. To the extent not prohibited by law, determination of the legal maximum rate of interest shall at all times be made by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the indebtedness, all interest at any time contracted for, charged or received from the Company in connection with the indebtedness, so that the actual rate of interest on account of such indebtedness is uniform throughout the term hereof.

Part 2.   Payment of Principal

      2A.   Payment  upon Maturity. The entire  unpaid  principal
amount hereof shall be due and payable on March 27, 2002.

      2B. Prepayment. The Company may prepay all or any part of this March 1998 Note at any time. The Company shall give not less than thirty (30) days prior written notice of its intention to prepay this March 1998 Note.

Part 3.   Registration of Transfer

      The Company shall keep at its principal office a register for the registration of Notes, which shall contain the name and address of the registered holder (herein referred to as the Holder) of the Note and the principal and interest of the Note. No transfer of the Note or any right to receive payments under the Note shall be permitted unless made upon the CompanyOs register. Upon the surrender of any Note or Notes at such place, the Company shall, at the request of the Holder of such Note, execute and deliver (at the CompanyOs expense) a new Note or Notes in exchange therefor representing in the aggregate the principal amount represented by the surrendered Note. Each such new Note shall be registered in such name and shall represent such principal amount of Note as is requested by the Holder of the surrendered Note and shall be substantially identical in form to the surrendered Note, and interest shall accrue on such new Note from the date to which interest has been fully paid on such Note represented by the surrendered Note; provided that, if any
Note is to be registered in the name of a person or persons other than the Holder of the Note, there has been compliance with all laws applicable to such change of registered holder, including but not limited to federal and state securities laws.

Part 4.   Replacement

      Upon receipt of evidence reasonably satisfactory to the Company of the ownership and the loss, theft, destruction or mutilation of any Note, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Company, or, in the case of any such mutilation upon surrender of such Note, the Company shall (at its expense) execute and deliver in lieu of such Note, a new Note of like kind representing the principal amount of Note represented by such lost, stolen, destroyed or mutilated Note and dated the date of such lost, stolen, destroyed or mutilated Note, and interest shall accrue on the Note represented by such new Note from the date to which interest has been fully paid on such lost, stolen, destroyed or mutilated Note.

Part 5.   Cancellation

     After all principal and accrued interest at any time owed on this March 1998 Note has been paid in full, this March 1998 Note shall be surrendered to the Company for cancellation and shall not be reissued.

Part 6.   Waiver of Notice, etc.

      The Company hereby waives presentment, demand, notice, protest and all other demands and notice in connection with the delivery, acceptance, performance and enforcement of this March 1998 Note, and assents to extension of the time of payment or forbearance or other indulgence without notice.

Part 7.   Events of Default

      7A.   Events  of  Default.  Each  of  the  following  shall
constitute an Event of Default:

           (i) the Company fails to pay when due the full amount of any principal or interest on this March 1998 Note whether at maturity or by acceleration or otherwise;

          (ii) the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent; or the Company petitions or applies to any tribunal for the appointment of a trustee, receiver or liquidator of the Company or of any substantial part of the assets of the Company, or commences any proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced against the Company and either the Company takes any action indicating its approval thereof, consent thereto, or acquiescence therein or such petition, application or proceeding is not dismissed within ninety (90) days;

          (iii) the sale by the Company of a material part of the business or assets of the Company other than in the ordinary course of business;

           (iv) the taking, closing or nationalization of a material part of the business or assets of the Company by governmental or legal action. A "material part of the business or assets of the Company" means more than one-third of the gross assets of the Company as set forth in its most recent audited consolidated financial statements;

           (v) any representation or warranty of the Company set forth in the Purchase Agreement is shown to be, or becomes false or untrue as of the date of this March 1998 Note.

      7B. Remedies. Upon the occurrence and continuance of any Event or Events of default, the holders of a majority of the combined aggregate principal amount outstanding under this March 1998 Note and any Notes issued in payment of accrued interest on Notes may, by written notice to the Company, declare all or any part of the unpaid principal amount of the Notes then outstanding to be forthwith due and payable, and thereupon such unpaid principal amount or part thereof, together with interest accrued thereon, shall become so due and payable without presentation, presentment, protest, notice of intent to accelerate, notice of acceleration, or further demand or notice of any kind, all of which are hereby expressly waived, and such holder or holders may proceed to enforce payment of such amount or part thereof in such manner as it or they may elect. The Company hereby waives to the extent not prohibited by applicable law which cannot itself be waived (i) all presentments, demands for performance, notices of nonperformance (except to the extent required by the provisions hereof), (ii) any requirement of diligence or promptness on the part of any holder of Notes in the enforcement of its rights under the provisions of this March 1998 Note, and (iii) any and all notices of every kind and description which may be required to be given by any statute or rule of law.

Part 8.   Conversion

     8A.  Conversion Procedure.

          (i) The holder of this March 1998 Note may convert all or any portion of the outstanding principal amount hereof (plus accrued but unpaid interest on such principal amount or portion thereof) held by such holder into a number of shares of the CompanyOs Common Stock computed by dividing the principal amount of this March 1998 Note (plus accrued but unpaid interest thereon) to be converted by the OConversion PriceO (as defined below in Part 8B).

           (ii) Each conversion will be deemed to have been effected as of the close of business on the date on which the instrument representing this March 1998 Note has been surrendered at the principal office of the Company. At such time as such conversion has been effected, the rights of the holder of this March 1998 Note as such holder will cease and the person or persons in whose name or names any certificate or certificates for shares of Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

           (iii) As soon as possible after a conversion has been effected (but in any event within three (3) business days in the case of subparagraph (a) below), the Company will deliver to the converting holder:

                (a) a certificate representing the number of shares of Common Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified (provided that, in the event that the name specified by the converting holder is other than that of the converting holder, the Company has received evidence satisfactory to Company counsel that the transfer of Common Stock from the converting holder to the person specified may be accomplished without violation of applicable law);

                (b) a replacement Note having terms identical to those of this March 1998 Note other than the principal amount, which shall be equal to portion of the principal amount of the original Note not converted; and

                (c) the amount payable under subparagraph (vi) below with respect to fractional shares of Common Stock otherwise issuable upon such conversion.

           (iv) The issuance of certificates for shares of Common Stock upon conversion of this March 1998 Note will be made without charge to the holder of such Note for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of this March 1998 Note, the Company will take all such actions as are necessary in order to insure that the Common Stock issuable with respect to such conversion will be validly issued, fully paid and nonassessable.

           (v) The Company will not close its books against the transfer of this March 1998 Note or of Common Stock issued or issuable upon conversion of this March 1998 Note in any manner which interferes with the timely conversion of this March 1998 Note.

           (vi) If any fractional interest in a share of Common Stock would, except for the provisions of this subparagraph (vi), be deliverable upon any conversion of this March 1998 Note, the Company, in lieu of delivering the fractional share therefore, may at its option pay a cash adjustment for such fractional share equal to such fraction times the fair market value per share of the Common Stock at the close of business on the date of conversion, as determined in good faith by the board of directors of the Company.

           (vii) The provisions of this part 8 shall be subject to the limitations imposed by section 2B hereof.

      8B. Conversion Price. The Conversion Price shall be Five and 50/100 Dollars ($5.50). In order to prevent dilution of the conversion rights granted under this part 8, the Conversion Price will be subject to adjustment from time to time pursuant to this part 8; provided that the Conversion Price will in no event be less than One and No/100 Dollars ($1.00), the par value.

      8C. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

     8D. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the CompanyOs assets to another Person which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an OOrganic Change.O Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that each of the holders of Notes will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the conversion of such holderOs Notes, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had converted his Notes immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that the provisions of this part 8 will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) be applicable to the Notes.

     8E.  Notices. Until the maturity of this March 1998 Note:

           (i)  Immediately upon any adjustment of the Conversion
Price, the Company will give written notice thereof to the holder of this March 1998 Note.

          (ii) The Company will give written notice to the holder of this March 1998 Note at least twenty (20) days prior to the date on which the Company closes its books or takes a record (a) with respect to any dividend or distribution upon Common Stock,
(b) with respect to any pro rata subscription offer to holders of Common Stock or (c) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.

           (iii) The Company will also give written notice to the holder of this March 1998 Note at least thirty (30) days prior to the date on which any Organic Change will take place.

Part 9.   Amendment and Waiver

      No amendment, modification or waiver shall be binding or effective with respect to any provision of this March 1998 Note without the prior written consent of the holders of at least sixty-seven percent (67%) of the combined aggregate principal amount of this March 1998 Note and any additional Notes issued in payment of accrued interest then outstanding.

Part 10.  Notices

        Except as otherwise expressly provided, all notices referred to herein will be in writing and will be delivered by registered or certified mail, return receipt requested, postage prepaid and will be deemed to have been given when so mailed (i) to the Company, at its principal executive offices and (ii) to any holder of this March 1998 Note, at such holderOs address as it appears in the Note register maintained pursuant to part 3 hereof (unless otherwise indicated by any such holder).

      IN WITNESS WHEREOF, the Company has executed and delivered this March 1998 Note as of March 27, 1998.

ELECTROSOURCE, INC.



By:    /s/ Michael G. Semmens
  Michael G. Semmens
  President and CEO

                                                           Exhibit 10.33

                         AMENDMENT NO. 1
                               TO
                       ELECTROSOURCE, INC.
                     STOCK OPTION AGREEMENT
                      DATED MARCH 27, 1997
                 GRANTED TO CORNING INCORPORATED


      On  or  about  March  27,  1997, Electrosource,  Inc.  (the
"Company"),   a   Delaware  corporation,   granted   to   Corning
Incorporated ("Corning") an option to acquire Five Hundred Thousand (500,000) shares of the Company's Common Stock, the exercise price of which was $7.00 per share for 275,000 shares and $9.00 per share for 225,000 shares (the "Options").

      On December 19, 1997, the Company and Corning entered into that certain Note Purchase Agreement whereby, among other things, the exercise price of the Options was agreed to be reduced to $4.00 per share for 275,000 shares and $6.00 per share for 225,000 shares.

      The exercise price of the Options is therefore hereby amended to $4.00 per share for 275,000 shares and $6.00 per share for 225,000 shares.

     All other terms and conditions of the Stock Option Agreement remain in full force and effect and are not amended or modified except as specifically set forth herein.

     IN WITNESS WHEREOF, the Parties have executed this Amendment as of this 22nd day of December, 1997.

ELECTROSOURCE, INC.                CORNING INCORPORATED



By:  /s/ James M. Rosel            By:   /s/ David H. Fuller
  James M. Rosel
  Vice President Finance           Printed Name:  David H. Fuller
  and General Counsel
                                   Its:  Division VP & Director


                                                           Exhibit 10.34

                                            EXECUTION VERSION

           Research and Development Umbrella Agreement


     This RESEARCH AND DEVELOPMENT UMBRELLA AGREEMENT is dated as of July 1, 1997, between CORNING INCORPORATED, a New York corporation ("Corning"), and ELECTROSOURCE, INC., a Delaware corporation ("Electrosource").

                      W I T N E S S E T H:

     WHEREAS, Electrosource designs, manufactures and markets proprietary advanced energy storage technologies and systems, including deep discharge lead-acid batteries; and

     WHEREAS, Corning creates leading-edge technologies and produces advanced materials for the scientific and environmental markets; and

     WHEREAS, the parties have entered into a Note Purchase and Option Agreement, dated as of March 27, 1997 (the "Note Purchase Agreement"), and a Stock Option Agreement dated as of March 27, 1997 (the "Stock Option Agreement"), whereby Corning may purchase up to 1,227,273 shares of common stock of Electrosource; and

     WHEREAS, Corning has loaned to Electrosource $4,000,000 in consideration of Electrosource issuing to Corning a 5%
Convertible Promissory Note of equivalent face value, dated March
27, 1997 (the "5% Convertible Note").

     WHEREAS, the parties believe that it would be in the best interests of each other to jointly conduct and coordinate certain projects that may involve research, development and transfers of technology relating to the design, development arid manufacture of deep discharge lead-acid batteries (the "Projects"); and

     WHEREAS, the parties desire to enter into this Research and Development Umbrella Agreement to define certain terms and conditions relating to Lhe joint conduct and coordination of such Projects (this Research and Development UmbreiJa Agreement, including any and a]] Project Annexes (as hereinafter defined) that may be attached hereto from time to time, is referred to herein as the "Agreement").

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions set forth herein, the parties agree as follows:

1. Projects. (a) From time to time Electrosource shall develop and present to Corning various Projects. With respect to each such Project, Electrosource shall present a written proposal to Corning defining the technical and business goals of such Project, the tasks involved and the milestones identified for successfiil completion of such Project, the suggested involvement and contributions of each of Electrosource and Corning, and the period during which the Project shall be completed (each a "Project Period"). Corning shall review such Project proposal and decide whether it is in the best interests of Corning to participate. Within a reasonable time after Electrosource has presented to Corning such Project proposal, Coming shall notif~ Electrosource whether it elects to participate or not, the terms on which it shall participate and any suggestions that Coming may have towards the successfiil conduct and completion of such Project. Any such Project on which the parties elect to jointly participate shall be governed by the terms and conditions of this Agreement, but shall be more particularly defined in an Annex to be attached hereto, substantially in the form attached hereto as Exhibit A (each a "Project Annex"), that includes a definition and goals of such project, a definition of the involvement and contributions of each of the parties, a schedule of performance, milestones, payment details, and such other terms and conditions as the parties shall mutually agree. These Project Annexes shall be executed and dated by an authorized officer of each party and shall for all purposes hereof and thereof be an integral part of this Agreement.

     (b) Periodically, representatives of Coming and Electrosource will meet to identi~ new areas for cooperation and assistance that may lead to new Projects and to review progress on any existing Projects, including the monitoring of costs and expenses related to particular Projects.

     2. Project Committees. (a) Each Project shall be governed by a committee (each a "Project Comrnittee") consisting of two managers, one designated by Corning and one designated by Electrosource. The initial Project Committee members shall be defined in the respective Project Annex. Each member of such Project Committee shall serve at the pleasure of the party which designated that Project Committee member and in the event of a vacancy, a replacement shall be named prior to the next scheduled Project Committee meeting by the party entitled to fill said position.

     (b) The flinctions, authority and tasks of each such Project Committee shall be: to provide overall technical, commercial and financial guidance and control over the respective Project; to designate a Project Leader (as defined in Section 3); to initiate, approve (or disapprove) of significant changes to the schedule ofperformance; to review, amend, disapprove or approve any significant changes proposed by the Project Leader which relate to tasks or activities assigned or being performed under the Project; to review and audit whether Project milestones and schedules are being met by each party as agreed; to redirect resources where required in order to meet Project milestones and schedules; to analyze how and to what extent technology can be implemented and utilized in products; to ensure that tests are conducted to use and test such products prior to the end of respective Project Period; and to decide whether any patent application(s) (domestic or foreign) should be filed on any invention(s) created during the course of a Project, the subject matter and jurisdiction of any patent such applications, and whether any such patent applications shall be filed, prosecuted and paid for jointly or by an individual party.

(c) Each Project Committee shall meet as often as necessary to ensure the success~l oversight and completion of the Project, but in any case not less frequently that quarterly during the term of the respective Project Period. Such meetings shall be at mutually agreed upon times and at equally convenient locations. The host party shall bear the expenses of providing the meeting facilities, but each party shall bear all other cost related to its attendance.

     (d) Except as otherwise agreed herein, all decisions of a Project Committee shall be by unanimous vote.

     3. Project Leader Emniovees. (a) Each Project Committee shall, by unanimous vote, designate a project leader who shall, unless otherwise agreed unanimously by such Project Committee, be an employee of Corning (the ~~Project Leader"), and who shall have the task and responsibility to manage and administer the Project during the Project Period. Any removal or replacement of the individual serving as Project Leader shall be subject to the prior approval of; and be in the discretion of; such Project Committee. The Project Leader shall be responsible for and shall report to the Project Committee regarding all significant matters arising in the course of; or affecting his coordination of; the activities to be conducted under, and implementation of the Project in accordance with, this Agreement and the respective Project Annex.

     (b) The Project Leader shall have sufficient authority to carry out his or her responsibility to administer his assigned Project and meet the schedule of performance to completion, including the authority to require that either or both parties make available or delegate certain personnel of each who have the expertise or experience necessary to perform the scheduled activities under the Project. Such Project Leader shall also have the authority to make changes in the Project schedules as may be beneficial and necessary from time to time (but only if any such change does not materially change the overall Project schedule of performance, milestones, scope, goals, or timing). Any changes made by the Project Leader which are of a magnitude so as to constitute a significant revision or change of the overall Project schedule of performance, milestones, scope, goals or timing shall require the Project Committee's prior written approval. The Project Leader shall report to the Project Committee as often as necessary to si'ccessftilly accomplish the Project in accordance with the Project schedule of performance, but in any case not less frequently than quarterly. The research and technical personnel of either party assigned to work on the Project by the party shall be subject to the direction of the Project Leader with respect to Project tasks assigned or assumed and being performed by such party.

     (c) Each party agrees that as deemed necessary by the Project Leader and for the success of the Project, each person assigned tasks or performing work under this Agreement and the respective Project Annex will, whenever reasonably possible, either work solely on the Project during the period he has been assigned to the Project or be allowed sufficient hours and facilities so as to accomplish his tasks with respect to the Project in a timely manner and in accordance with the schedules and milestones of the Project.

     (d) Each party agrees to require its employees to observe all confidentiality, security, and safety rules and regulations in effect at the other party's site as a condition of their admittance to and presence at the other party's site.

     (e) Nothing in this Agreement shall entail an obligation restricting or limiting in any way the assignment or reassignment of Electrosource employees within Electrosource, or Corning employees within the group of companies affiliated with Corning, including (by way of clarification) the Project Leader.

     4. Confidential Information. (a) Corning and Electrosource recognize that in order to carry out the intent of this Agreement and any particular Project Annex, the exchange of certain commercial and technical information will be required and that such commercial and technical information may constitute proprietary information of the party fiirnishing the same. "Confidential Information" shall mean all information received by one party from the other party pursuant to this Agreement or a Project Annex relating to a Project, whether flirnished in writing or orally or visually. Such information which is provided in written, encoded, graphic or other tangible form shall be deemed to be Confidential Information only if it is clearly so marked as being confidential or proprietary.

     (b) Until the expiration of five (5) years after the termination or expiration of this Agreement (including by reason of any early termination), all Confidential Information (i) shall be maintained in confidence by the receiving party, (ii) shall not, unless required by law or after prior written consent of the disclosing party, be disclosed to any third party, other than directors, employees, representatives, agents and affiliates of the receiving party, or consultants that are bound by confidentiality obligations consistent herewith, and having a reasonable need for access to such information in order to flilfill such party's obli~ations under this Agreement, and (iii) shall be protected with the same degree of care as the receiving party normally uses in the protection of its own confidential and proprietary information, but in any event with no less than reasonable care.

     (c) The restrictions herein provided shall not apply with respect to any Confidential Information which:

          (i) is already known by the receiving party at the time of receipt from the disclosing party as shown by such party's documents dated prior to such date of receipt;
          (ii) is or becomes a part of the public domain without breach of this Agreement by the receiving party;
          (iii) is obtained by the receiving party from a third party under conditions permitting its disclosure to others;
          (iv) is independently developed by the receiving party without reference to any Confidential Information; or
          (v) is disclosed pursuant to valid order or demand of a court or other governmental body, provided that the receiving party sh~Lll have first given notice to the disclosing party and been allowed to make an effort to obtain a protective order or agreement requiring that the Confidential Information be used only for the governmental purposes for which the order or demand was issued.

      (d) Following the period of confidentiality under this
Section 4, no obligation is assumed by, or is to be implied against, either receiving party with respect to disclosure of any Confidential Information received hereunder.

     (e) The receiving party shall limit disclosure of Confidential Information only to those employees of the receiving party who have a need to know such Confidential Information.

     (f) Prior to receiving Confidential Information, all employees of the receiving party having access to Confidential Information shall sign (if they have not already signed agreements (including labor or employment contracts)) individual confidential information non-disclosure agreements with their respective employer, agreeing to maintain in confidence any and all confidential information received as a result of their employment. Each party agrees to enforce such confidential information non-disclosure agreements with respect to the Confidential Information received from the other party.

     5.    Intellectual Property Rights in Back~ound Technology.
(a) "Previously Existing Technology" shall mean any and all know-how, processes, computer programs, technical data, prototypes, inventions, discoveries, techniques, improvements, modifications, technical information and all patents, patent applications, copyrights, trade secrets and proprietary rights related thereto that exist prior to the date of any Project Annex.

     (b) Subject to obligations to third parties existing as of the date of each Project Annex, each party hereby grants to the other party a nonexclusive, royalty-free, revocable license to use Previously Existing Technology, but only to the extent necessary for such other party to perform its obligations (including perfoimance through additional related parties as a particular Project Committee may determine) under this Agreement. The licenses granted under this paragraph shall automatically terminate at the end of the respective Project Period for which such license is necessary or, in any case, no later than the expiration or termination of this Agreement.

     6. Project Technolo~v. (a) "Project Technology" shall mean any and all know-how, processes, computer programs, technical data, prototypes, inventions, discoveries, techniques, improvements, modifications, technical information and all patents, patent applications, copyrights, trade secrets and proprietary rights related thereto which, in whole or in part, are conceived by either or both of the parties in connection with a Project.

(b) Project Technology that is conceived by either party during the term of this Agreement in the course of work on a Project shall be owned exclusively and controlled by the party that conceived such Project Technology. Project Technology that is jointly conceived by the parties during the term of this Agreement in the course of work on a Project shall be jointly owned by the parties and each party shall have the right to: (i) unilaterally practice such Project Technology in or outside the field of deep discharge lead-acid batteries (the "Field) without consideration to, or approval from, the other party; and (ii) ~icense such party's rights in such Project Technology (A) without consideration to, or consent from, the other party if such licensee is not a competitor (and may not reasonably be considered a potential competitor) of such other party or (B) with the prior written consent of the other party if such licensee is a competitor (or may reasonably be considered a potential competitor) of such other party.

     (c) Electrosource may not at any time (except as specifically provided herein) grant, assign, or transfer any right, title, or interest in or under Project Technology owned exclusively by Corning, including any licenses in whole or in part, directly or indirectly, to any third party without the prior written consent and approval of Corning.

     (d) Corning may not at any time (except as specifically provided herein) grant, assign, or transfer any right, title, or interest in or under Project Technology owned exclusively by Electrosource, including any licenses in whole or in part, directly or indirectly, within the field of deep discharge lead-acid batteries to any third party without the prior written consent and approval of Electro source.

     (e) Corning hereby grants to Electrosource a non-exclu~ve and royalty free worldwide license in respect of Project Technology owned exclusively by Corning to make, have made, use, offer to sell or sell deep discharge lead-acid batteries. Electrosource hereby grants to Corning a non-exclusive and royalty free worldwide license in respect ofProject Technology owned exclusively by Electrosource to make, have made, use, offer to sell or sell products other than deep discharge lead-acid batteries. Under each such license:

          (i) the licensee shall have the right to modit~ or enhance the licensed Project
          Technology, but the licensor shall receive a royalty free non-exclusive license to use such modifications or enhancements conceived during the term of this
          Agreement;

          (ii)the licensee shall have no right to sublicense the licensed Project Technology; provided, however, that in the event that either party desired to license the manufacture of products to manufacturer(s) located outside of the United States and such manufacture required the use of Project Technology owned by the other party, the party owning such Project Technology would grant to the other party the right to sublicense such Project Technology to such foreign licensee(s) solely for the manufacture outside the United States of such products to be sold exclusively outside of the United States, all in exchange for reasonable royalty payments as shall be negotiated; and

          (iii)     any and all licensed Project Technology
          shall be treated as Confidential Information in accordance with the terms hereof

The parties shall enter into a license agreement regarding the licensed Project Technology including the terms set forth herein and any other appropriate terms and conditions mutually agreed upon by the parties. As appropriate, the licensor shall provide to the licensee technical assistance, on terms and conditions to be agreed to between the parties, to implement the use of the licensed Project Technology.

     (f) In the event that certain licensed Project Technology (other than patents and patent applications) shall become part of the public domain without breach of this Agreement by the licensee thereof; the licenses referred to in paragraph (e) of this Section 4 in respect of such Project Technology shall terminate and each party shall be free to use and apply such Project Technology without restriction.

     (g) In the event that a Project Committee decides to file a joint patent application in respect of Project Technology, Corning shall have the right of first reftisal to tile and prosecute such patent application for and on behalf of both parties. In the event that a Project Committee decides not to file a joint patent application in respect of Proj ect Technology, the inventing party may initiate and prosecute application(s) for patent(s) arising in connection with a Project, in any jurisdiction, and shall have sole ownership and control in respect of any such applications and patents; provided, however, that if any inventing party shall fail or reflise to initiate or prosecute within a reasonable time or shall discontinue prosecution of the same in any jurisdiction, the other party may elect to initiate or prosecute the same. Both parties shall share all expenses incurred in applying for, prosecuting, and securing joint patents (provided the relevant Project Committee has approved such expenditures) and both parties shall be named as and shall be joint and equal owners thereof. Both parties shall share equally all maintenance and any other fees and costs relating to the maintenance of such jointly owned patents.

     (h) In the event of any third party infringement of any patents, copyrights, trade secrets, or registration rights hereunder which are jointly owned by the parties, both parties (or either party in the event that the other party elects not to participate) may elect in its or their discretion to initiate and conduct appropriate action or legal proceedings; provided, however, that (i) in the event that both parties hereto participate in such action or proceedings, any and all sums recovered as a result of such action or proceedings shall first be used to reimburse such party or parties costs and expenses incurred to recover the same, and any sums remaining or obligations owed thereafter shall be shared equally between the parties and (ii) in the event that oniy one party hereto elects to participate in such action or proceedings, such party shall bear all costs and expenses associated therewith and shall retain all sums recovered and shall be solely responsible for all obligations owed as result of such action or proceedings.

     7. Results of Projects. (a) Each Project Leader shall cause to be delivered to each member of the relevant Project
Committee prior to each quarterly meeting a technical and commercial report containing the following:

     (i) a complete detailed description of all activities of the Project undertaken by each party (and by any third party) during that quarter and results, including a description of any material technology developments and any areas in respect of which patent filings should be considered;

     (ii) a report of any material commercial transactions undertaken in connection with the Project; such report shall include a report on amounts paid out or approved for payment by the Project Leader for services performed during such quarter pursuant to the schedule of performance or otherwise; amounts due and payable by the parties as adjustments or otherwise and unpaid; any monies received and the sources and reasons for such.

     (b) Each party shall be required to keep accurate technical records with respect to all activities undertaken pursuant to this Agreement (including with respect to third party contracts). Such records shall be maintained at the site where the work was done of the respective party. Each party shall have access to the records of the other party during normal business hours, from time to time, upon written request of the other party, but in no event less than quarterly each year.

     (c) Not later than three (3) months after the end of each Project Period (or from time to time during each Project Period, if feasible, and subject to any analyses and assessments by the relevant Project Committee), the parties shall finalize their analyses and assessments and analyze which Project Technology can be exploited and utilized to manufacture products, and the possible markets for such products. During or at the end of each Project Period the parties shall use their best efforts to produce or market all of the proprietary information embodied in the corresponding Project results.

     8. Pavments. (a) Corning shail receive payment for participation in any Project on a monthly basis, in the amounts and on the dates specified in the corresponding Project Annex. Corning compensation shall be in the form of options ("Options") to purchase Electro source common stock ("Common Stock").

     (b) All Options shall be issued on the relevant payment dates as set forth in the respective Project Annexes. Each Option issued shall bear an exercise price and be deemed for purposes hereof and thereof to have a value on the issue date as follows:

             Issue Date
     Subsequent to  On or prior to Exercise Price  Value
     July 1,1997    June 30, 1998     $7.125       $2.50
     July 1,1998    June30, 1999      $8.000       $3.00
     July 1,1999    June 30, 2000     $9.000       $3.50

     (c) On the relevant payment dates as defined in each Project Annex, Electrosource shall deliver to Comi~g an agreement or certificate(s) representing that number of options set forth in such Project Annex or, if no specific number is set forth, that number of options calculated by dividing the U.S. dollar value of the payment then due by the option value deemed to apply according to the provisions of Section 8(b). Each such agreement or certificate shall confirm or extend the applicability to such Options of the representations, warranties and covenants of the parties made in respect of the options granted under the Note Purchase Agreement.

      (d) Performance hereunder, including the issuance to Corning of options or the conversion of such options into Common
Stock, shall in no way modi~, supersede or prejudice the rights and obligations of the parties under the Note Purchase Agreement, the Stock Option Agreement, the 5% Convertible Note or any agreements related thereto.

     9. Re~istration Ri~hts. In respect of any shares of Common Stock issued upon conversion of any options issued hereunder, Coming shall have the registration rights provided under the provisions of Part 6 of the Note Purchase Agreement, which provisions are hereby incorporated by reference herein, provided, however, that (a) in such provisions where there is reference to a ~'Note" or the '~purchase of' a Note or a similar reference to a Note, such provision and the construction thereof shall, for purposes of this Agreement, be interpreted as applying to the Options granted hereunder and (b) Corning shall exercise such rights only in combination with the exercise thereunder in respect of the Notes issued thereunder or, in the alternative, no more frequently than once during any twelve (12) month period.

     10. Costs. Except as otherwise expressly provided herein or in a Project Annex, each of Corning and Electrosource shall perform its respective obligations under this Agreement at its own costs without charge to the other.

     11. Conflict of Law. This Agreement shall be subject to and governed by the substantive laws of the State of New York without regard to any conflict of laws principles that would lead to a different result.

     12. Publicity. No public releases or advertisements by either Corning or Electro source relating to the subject of this Agreement shall be made without the agreement of both parties except to the extent that either party is advised by its counsel that disclosure of such subject is required by law.

     13. Notices. All notices required to be given hereunder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the parties as follows:

          To Corning:Corning Incorporated
               One Riverfront Plaza
                 Corning,NY 14831
                          Attn:    David H. Fuller

          cc:  Corning Incorporated
               One Riverfront Plaza
                 Coming,NY 14831
                         Attn.: Corporate Secretary

        To Electrosource:     Electrosource, Inc.
                    2809 Interstate 35 South
                    San Marcos, TX 78666

                         Attn. President
          cc:            Bret Van Earp
                         Attorney-at-Law
                         100 Congress Avenue, Suite 1800
                         Austin, TX 78701


Either party shall have the right to change the address to which notices are to be sent by the giving of not less than ten (10) days written notice to the other party.

     14. Relationship. The relationship of the parties hereto shall be that of independent contractors and nothing herein contained shall be deemed to create any relationship of agency, partnership or joint venturers.

     15. Entire A~reement. This Agreement constitutes the entire agreement between the parties regarding the Projects and supersedes any and all other prior agreements and understandings whether written, verbal or implied, relating to the subject matter hereof No changes, alterations, or modifications to this Agreement shall be effective unless in writing and signed by the parties hereto.

     16. Term and Termination. The term of this Agreement shall commence as of the date hereof and extend through the date that is the earlier of (i) three years from the date hereof or (ii) the date on which all amounts payable (hereunder or otherwise) from Electrosource to Corning shall have been paid in Ilill and Corning no longer holds any shares of the common stock of Electrosource or instmments convertible into such common stock. Notwithstanding the foregoing sentence, this Agreement may be terminated by either party at any time and may be extended upon the mutual written consent of the parties. Upon any termination of this Agreement, the provisions of Sections 4, 8, 9, 11, 12, 13, 14, 15, 18 and 19 shall survive as provided therein, or if no date is provided therein then indefinitely.

     17. Other Development Activities. Either party hereto, subject to its obligations hereunder in connection with the other party's confidential information, may pursue development activity not related to deep discharge lead-acid batteries, with o~hers or independently, provided such activity does not otherwise violate or materially interfere with a party's obligations hereunder.

18. Disclaimer. It is understood and agreed that (i) each party makes no representation or warranty of any kind (whether express or implied, written or oral, or otherwise) as to the participation or continued participation by such party in any Project or the results or success of any Project undertaken hereunder, and (ii) each party shall not be responsible or liable in any way for any failure to meet any levels of expectation or ar~omplishment with respect to goals that the parties jointly or severally may consider desirable.

     19. indemnification. Except to the extent caused by the negligence or willfbl misconduct of Corning or its affiliates, directors, employees or agents, Corning shall not be liable for any third party claims or charges related to or arising out of:

          (a) the infringement or alleged infringement of proprietary rights, including but not limited to any infringement or alleged infringement of patents, patent applications, copyrights, mask work rights, or trade secret or know-how rights, related to the performance of work in connection with a Project or Projects or the design, development, manufacture, production, distribution, sale, use, misuse, handling, storage or disposal of products or services arising from or related to a Project or Projects; or

          (b) the performance of work in connection with a Project or Projects or the design, development, manufacture, production, distribution, sale, use, misuse, handling, storage or disposal of products or services arising Out of or related to a Project or Projects, including in any case, but not limited to, any direct, indirect, special or consequential damages such as the loss of capital, use, production, profits, or claims of Electrosource customers.

Electrosource agrees to defend, indemni~ and hold harmless Corning and Corning's affiliates, directors, employees and agents (the "Indemnified Parties") against all claims, suits, costs, damages, judgments and or penalties incurred, claimed or sustained by third parties, whether for infringement, personal injury, property damage or otherwise, arising out of or related to the performance of work in connection with a Project or Projects or the design, development, manufacture, production, distribution, sale, use, misuse, handling, storage or disposal of products or services arising from or related to a Project or Projects.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                             CORNING INCORPORATED


                             By    /s/ David H. Fuller

                             ELECTROSOURCE, INC.


                             By    /s/ Michael G. Semmens


       Annex A
                             Form of
                          Project Annex

     1. The Prolect. The definition and goals of the Project; the involvement and contributions of the parties; and the schedule of performance, the milestones and the Project
Period in respect of the Project each shall be as described in sections ___ through - of the Project Proposal attached hereto as Exhibit 1, which such sections ____ through ___ of such Project Proposal are hereby incorporated by reference herein.

     2. The Project Committee. The initial Project Committee members shall be _____________________ who is hereby so designated by Corning, and who is hereby so designated by Electrosource.

     3.   Payments. Payments to Corning shall be as follow:

          Date                Payment Amount




Accepted and agreed this    day of___________ ____

CORNING INCORPORATED               ELECTROSOURCE, INC.


By                                 By
Name:                              Name:
Title:                             Title:
Date:                              Date:



                                                           Exhibit 10.35

                          Project Annex
                             to the
Research and Development Umbrella Agreement, dated as of July 1, 1997 by and between
          Corning Incorporated and Electrosource, Inc.

     1. The Project. The definition and goals of the Project; the involvement and contributions of the parties; and the schedule of performance, the milestones and the Project Period in respect of the Project each shall be as described in sections 1 through 5 of the Project Proposal attached hereto as Exhibit 1, which such sections 1 through 5 of such Project Proposal are hereby incorporated by reference herein.

     2. The Project Committee, The initial Project Committee members shall be David H. Fuller, who is hereby so designated by Corning, and Michael G. Semmens, who is hereby so designated by Electrosource.

     3.   Pavments. Payments to Coming shall be as follow:
          Date         Payment Amount
          December 31, 1997$50,000.00


Accepted and agreed this 20th day of October, 1997.

CORNING INCORPORATED          ELECTROSOURCE, INC.


By    /s/ David H. Fuller          By   /s/ James M. Rosel
Name: David H. Fuller              Name: James M. Rosel
Title: Division VP & Director      Title: Vice President Finance
  Energy & Technology Development        and General Counsel


                            Exhibit 1
                        Project Proposal
  Physical and Chemical Description of Battery Electrode "Moss"


     1. Definition of Project: The Project shall involve the attempt to identif' the source (i.e., the root cause) of"mossing" in the Electrosource Horizon battery that leads to premature end-of-life.

     2. Goals of the Project: The goal of the Project is the development of a final report that (i) details Corning's findings as to the characterization of battery electrode "moss" in end-of-life batteries and (ii) recommends future experiments to determine the ability to control the "mossing" problem.

     3. Involvement of the Parties: (a) Electrosource will provide appropriate samples of 12V, 5a hr C-MAT batteries to Corning.

     (b) Corning will perform analysis at Cl (constant current one hour discharge) with a C1ICV charge with initial inrush currents equal to C3 (5 amps), one-half C3 (2.5 amps) and one-quarter C3 (1.25 amps). Corning will develop the characterization protocols and perform all chemical and physical testing on battery electrode "moss." Characterization methods that could be used are: wet chemistry, SEM, x-ray diffraction, etc. It is anticipated that "spark" (XRD), organic, and inorganic tests will be performed by Corning.

     (c) Corning and Electrosource will hold appropn.c'Lte review meetings to assess the data as it becomes available and to revise the experimental plan as necessary.

     4. Schedule of Performance. The Project is expected to last six (6) months. The Project Period shall be the six (6) month period, commencing as of the date of the executed Project
Annex relating to this Project.

     5. Deliverables. The parties will conduct weekly conferences by phone or video conference and quarterly review meetings at the location and on the dates chosen by the parties. Corning will deliver monthly written test summary reports. It is not intended that such meetings or reports will overlap, but rather yield to Lhe more major or less frequently held meeting or report (e.g., the quarterly meeting and report would displace either the weekly or monthly meeting or report scheduled to occur on the same date). Corning will deliver a final written report that (i) details Corning's findings as to the characterization of battery electrode "moss" in end-of-life batteries and (ii) recommends future experiments to determine the ability to control the "mossing" problem.


                                                           Exhibit 10.36

                          Project Annex
                             to the
Research and Development Umbrella Agreement, dated as of July 1, 1997 by and between
          Corning Incorporated and Electrosource, Inc.

     1. The Proiect. The definition and goals of the Project; the involvement and contributions of the parties; and the schedule of performance, the milestones and the Project Period in respect of the Project each shall be as described in sections l through 4 of the Project Proposal attached hereto as Exhibit 1, which such sections l through 4 of such Project Proposal are hereby incorporated by reference herein

     2. The Project Committee, The initial Project Committee members shall be David H. Fuller, who is hereby so designated by Corning, and Michael G. Semmens who is hereby so designated by Electrosource.
    3,    Payments. Payments to Coming shall be as follow:

          Date              Payment Amount
          December 31, 1997     $175,000.00
          June30, 1998          $225,000.00



Accepted and agreed this 20th day of October, 1997.

CORNING INCORPORATED          ELECTROSOURCE, INC.


By    /s/ David H. Fuller          By   /s/ James M. Rosel
Name: David H. Fuller              Name: James M. Rosel
Title: Division VP & Director      Title: Vice President Finance
    Energy & Technology Development    and General Counsel


                            Exhibit 1

                        Project Proposal
                      Engineering Resources


     1. Definition of Project: The Project shall involve certain engineering support provided by Corning Incorporated to Electrosource, Inc.

     2. Goals of the Proiect: The goal of the Project is for Corning to provide engineering support to work towards increased manufacturing capacity, reduced production costs and to assist in the transition from a development/prototype operation to a high volume manufacturing operation.

     3 Involvement of the Parties: (a) El ectro source shall provide necessary and adequate facilities, equipment, tooling, and office and administration support for Coming provided personnel.

     (b) Corning wi!l provide the following engineering resources over a period commencing as of the date of the Project
Annex relating to this Project and ending on June30, 1998:

       (i) Two (2) full-time mechanical/automation engineers
       (ii) Two (2) full-time process engineers
       (iii) One (1) or more engineers with specialization in heat treat engineering, industrial engineering, and controls system engineering, each of such engineers to be provided on a part-time basis at times and for hours collectively to represent one (1) full-time engineer

(c) The Corning provided personnel shalt have the primary Ilinction of assisting in increased throughput and cost reduction, particularly as it pertains to labor reduction. Additional activity ~ill include (i) assistance in the understanding of current processes to define product and process parameters; (ii) assistance in the development of production scale-up criteria; (iii) assistance in production scale-up and design for projected production levels; (iv) assistance in the validation of process design concepts for scale-up; and (v) other design, build, install and startup assistance as needed. Coming provided process engineers shall focus initially on (i) in-line sulfation and drying, both for immediate impact and fliture needs and (ii) increasing the speed of the plate making process. Corning provided mechanical engineers shall work on those activities that are projected to have immediate throughput results and labor cost reductions, such as: completing the 12N85 Terminal Cast process; addressing the flexibility needs for robot stacking; implementing the Aircraft and Helicopter preparation program as outlined in C. Morris' memo dated July 14, 1997; addressing capacity increase needs in the filling process; completing installation of 2-head coextruder; speeding up Dornier weaver; developing an automation plan; installing additional robots as needed; converting existing 12N95 autocast to helo, aircraft and B&D; and developing material handling solutions.

     4. Schedule of Performance. The Project is expected to last through the end of 1998. The Project Period shall be the period commencing as of the date of the executed Project Annex relating to this Project and ending on June 30, 1998.


                                                           Exhibit 10.37

                          Project Annex
                             to the
Research and Development Umbrella Agreement, dated as of July 1, 1997 by and between
          Corning Incorporated and Electrosource, Inc.

     1. The Project. The definition and goals of the Project; the involvement and contributions of the parties; and the schedule of performance, the milestones and the Project Period in respect of the Project each shall be as described in sections 1 through 5 of the Project Proposal attached hereto as Exhibit 1, which such sections lthrough 5 of such Project Proposal are hereby incorporated by reference herein.

     2. The Project Committee. The initial Project Committee members shall be David H. Fuller ,who is hereby so designated by Corning, and Michael G. Semmens, who is hereby so designated by Electrosource.

     3.   Pavments. Payments to Corning shall be as follow:

          Date              Payment Amount
          December 31, 1997     $175,000.00
          June 30, 1998         $175,000.00


Accepted and agreed this 20th day of October, 1997.

CORNING INCORPORATED          ELECTROSOURCE, INC.


By    /s/ David H. Fuller          By   /s/ James M. Rosel
Name: David H. Fuller              Name: James M. Rosel
Title: Division VP & Director      Title: Vice President Finance
    Energy & Technology Development
and General Counsel


                            Exhibit 1

                        Project Proposal
     Characterization of Electrode Materials and Collector Grid
     Materials


     1. Definition of Project: The Project shall involve the characterization of the physical and chemical changes in electrode and grid materials as Electrosource 12N85 production modules are cycled.

     2. Goals of the Project: The goal of the Project is the development of a final report that details the physical and chemical property characterization of the modules at different periods in the module cycle life, and a recommendation of ft~ture action to modiiy the material changes.

     3. Involvement of the Parties: (a) Electrosource will build and cycle model 12N85 production modules. It is intended that twenty-four (24) of such modules will be tested, but a total of 30 modules will be cycled, 15 modules to a string, to allow for extra modules that may be used for additional testing or to replace early failures, Prior to the commencement of cycling, and at the end of every 50 cycles, Electrosource will ship the modules to Corning for characterization. Modules will be tested in strings of 12 modules using formation circuits such that all modules are cycled under similar conditions. Four (4) modules will be removed from test at 0/50/100/150/200/250 cycles and shipped to Corning, two fi~iJy charged with charge inrush currents of 44 amps and 15 amps respectively, and two (2) Ililly discharged with discharge currents of 44 amps and 15 amps respectively. Upon the failure of a module to continue cycling, the module or plates from such module will be sent to Corning for analysis.

     The cycling and analysis matrix is summarized below.

CYCLE NUMBER     STATE OF CHARGE         CHARGE CURRENT
                                             INRUSH
                                          (STEP CHARGE)
               CHARGED   DISCHARGED  44 AMPS    15 AMPS
Dry Plates     N/A       N/A         Several    Several for
                                     for        baseline
                                     baseline
0              X                     1          1
                         X           1          1
50             X                     1          1
                         X           1          1
100            X                     1          1
                         X           1          1
150            X                     1          1
                         X           1          1
200            X                     1          1
                         X           1          1
250            X                     1          1
                         X           1          1
TOTAL                                12         12



     (b) Corning will develop characterization protocols and perform characterization at the beginning of usable life and at the end of every 50 cycles or when end-of-life is reached. Characterization methods that could be used are: wet chemistry, SEM, x-ray diffraction, etc.

     (c) Corning and Electrosource will hold appropriate review meetings to assess the data to date and revise the experimental plan as necessary.

     4. Schedule of Performance. The Project is expected to last twelve (12) months. The Project Period shall be the twelve
(12) month period, commencing as of the date of the executed
Project Annex relating to this Project.

     5. Deliverables. The parties will conduct weekly conferences by phone or video conference and quarterly review meetings at the location and on the dates chosen by the parties. Corning will deliver monthly written test summary reports. It is not intended that such meetings or reports will overlap, but rather yield to the more major or less frequently held meeting or report (e.g., the quarterly meeting and report would displace either the weekly or monthly meeting or report scheduled to occur on the same date). Corning will deliver a final written report that details the physical and chemical property characterization of the batteries at different periods in the battery cycle life, and recommends future actions or modifications.


                                                           Exhibit 10.38


     The following form of Severance Agreement was executed on or about August 25, 1997 for the below listed officers and key employees:

   Michael G. Semmens      President, CEO and Chairman
   William F. Griffin      Executive Vice President Marketing
   James M. Rosel          Vice President Finance and General Counsel
   Mary Beth Koenig        Treasurer and Controller
   Charles L. Mathews      Chief Engineer
   Chris Morris            Chief Engineer
   Benny E. Jay            Chief Scientist
   Ajoy Datta              Technical Vice President


                        SEVERANCE AGREEMENT

      THIS SEVERANCE AGREEMENT (the "Agreement"), dated and effective August 25, 1997, is made by and between ELECTROSOURCE, INC., a Delaware corporation (the "Company"), and ____________________________ (the "Executive").
      WHEREAS, the Company considers it in the best interests of its stockholders to foster the continued employment of key management personnel; and
     WHEREAS, the Board recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control exists and that such possibility and the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders; and
      WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control and has adopted a resolution authorizing the Company to enter into a severance contract in the form of this Agreement with the Executive;
      NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1.   Defined Terms.

                For purposes of this Agreement, the following terms shall have the meanings indicated below:
                     (A)  "Affiliate" shall have the meaning  set
               forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.
                      (B)   "Beneficial  Owner"  shall  have  the
               meaning set forth in Rule 13d-3 under the Exchange
               Act.
                      (C)   "Board"  shall  mean  the  Board   of
               Directors of the Company.
                          (D)  "Cause" shall mean termination  by
                    the  Company  of  the Executive's  employment
                    after a Change of Control based upon,
                               (i)   the failure by the Executive
                    to  satisfactorily  perform  the  Executive's
                    duties  with  the Company as  detailed  in  a
                    written  notice  to  the Executive  from  the
                    Board,  which demand specifically  identifies
                    the  manner in which the Board believes  that
                    the    Executive   has   not   satisfactorily
                    performed his/her duties, except for,
                                         (a)   any  such  failure
                         resulting     from    the    Executive's
                         incapacity  due  to physical  or  mental
                         illness,
                                         (b)  any such actual  or
                         anticipated  failure after the  issuance
                         of  a  Notice  of Termination  for  Good
                         Reason by the Executive pursuant to this
                         Agreement, or
                                        (c)  the Company's active
                         or    passive   obstruction    of    the
                         performance  of  the Executive's  duties
                         and responsibilities, or
                               (ii) the engaging by the Executive
                    in   conduct   which   is  demonstrably   and
                    materially  injurious to the Company  or  its
                    subsidiaries monetarily or otherwise after  a
                    written  explanation from the Board detailing
                    the  conduct  and the injury is delivered  to
                    the Executive.
                     (E)   "Change  in Control"  shall  mean  the
               occurrence of any of the following events:
                               (i)  any Person is or becomes  the
                    Beneficial Owner, directly or indirectly,  of
                    voting securities of the Company representing
                    thirty  percent (30%) or more of the combined
                    voting   power   of   the   Company's    then
                    outstanding securities, excluding any  Person
                    who  becomes  such  a  Beneficial  Owner   in
                    connection  with  a merger  or  consolidation
                    described in Section 1(E)(iii)(a) hereof; or
                               (ii)  the individuals who  on  the
                    date hereof constitute the Board and any  new
                    director  nominated  or  appointed   by   the
                    approval of the Board cease for any reason to
                    constitute  a  majority  of  the  number   of
                    directors then serving; or
                              (iii)     a merger or consolidation
                    of  the Company with any other corporation is
                    consummated, except for
                                           (a)    a   merger   or
                         consolidation which would result in  the
                         voting   securities   of   the   Company
                         outstanding  immediately prior  to  such
                         merger  or  consolidation continuing  to
                         represent     (either    by    remaining
                         outstanding  or by being converted  into
                         voting   securities  of  the   surviving
                         entity or any parent thereof), at  least
                         fifty  percent  (50%)  of  the  combined
                         voting  power of the securities  of  the
                         Company or such surviving entity or  any
                         parent  thereof outstanding  immediately
                         after such merger or consolidation, or
                                           (b)    a   merger   or
                         consolidation  effected to  implement  a
                         recapitalization  of  the  Company   (or
                         similar transaction) in which no  Person
                         is  or  becomes  the  Beneficial  Owner,
                         directly or indirectly, of securities of
                         the  Company representing thirty percent
                         (30%)  or  more  of the combined  voting
                         power  of the Company's then outstanding
                         securities; or
                                (iv)  the  stockholders  of   the
                    Company  approve  a  plan  for  the  sale  or
                    disposition  by  the  Company   of   all   or
                    substantially  all  of the Company's  assets,
                    other  than  a  sale  or disposition  by  the
                    Company  of all or substantially all  of  the
                    Company's  assets  to  an  entity  at   least
                    seventy-five  percent (75%) of  the  combined
                    voting  power  of  the voting  securities  of
                    which  are  owned  by  stockholders  of   the
                    company in substantially the same proportions
                    as their ownership of the Company immediately
                    prior to such sale.  "The sale or disposition
                    by the Company of all or substantially all of
                    the  Company's assets" shall mean a  sale  or
                    other  disposition transaction or  series  of
                    related transactions involving assets of  the
                    Company   or   of  any  direct  or   indirect
                    subsidiary  of  the  Company  (including  the
                    stock of any direct or indirect subsidiary of
                    the Company) in which the value of the assets
                    or  stock being sold or otherwise disposed of
                    (as measured by the purchase price being paid
                    therefor or by such other method as the Board
                    determines  is appropriate in  a  case  where
                    there  is  no readily ascertainable  purchase
                    price) constitutes more than two-thirds (2/3)
                    of the fair market value of the Company.  For
                    purposes of the preceding sentence, the "fair
                    market value of the Company" shall be the sum
                    of   the   aggregate  market  value  of   the
                    outstanding Common Stock (on a fully  diluted
                    basis) plus the aggregate market value of the
                    Company's     other    outstanding     equity
                    securities,  if  any.  The  aggregate  market
                    value of the Common Stock shall be determined
                    by multiplying the number of shares of Common
                    Stock  (on a fully diluted basis) outstanding
                    on  the date of the execution and delivery of
                    a  definitive agreement with respect  to  the
                    sale or disposition by the Company of all  or
                    substantially all of the Company's assets  by
                    the  average  closing price  for  the  Common
                    Stock  for  the ten (10) consecutive  trading
                    days  immediately preceding such  date.   The
                    aggregate  market value of any  other  equity
                    securities of the Company shall be determined
                    in a manner similar to that prescribed in the
                    immediately     preceding    sentence     for
                    determining the aggregate market value of the
                    Common Stock (or by such other method as  the
                    Board shall determine as appropriate).
                     (F)   "Committee" shall mean the individuals
               (not fewer than three (3) in number) who, on the date just prior to a Change in Control, constitute the Compensation Committee of the Board and if no Change in Control has occurred, the Committee shall be the Compensation Committee of the Board, as constituted from time to time.
                     (G)   "Common Stock" shall mean  the  common
               stock of the Company, par value $1.00 per share.
                     (H)   "Company"  shall  mean  Electrosource,
               Inc., a Delaware corporation, and, except in determining whether or not any Change in Control of the Company has occurred, shall include any successor to its business and/or assets which assumes and agrees to perform this Agreement, by operation of law or otherwise.
                     (I)   "Date of Termination" with respect  to
               any purported termination of the Executive's employment after a Change in Control and during the Term, shall mean, except as otherwise provided in Section 7.2 hereof regarding a dispute concerning Termination,
                               (i)  if the Executive's employment
                    is terminated for Disability, the date thirty
                    (30)  days  after  Notice of  Termination  is
                    given (provided that the Executive shall  not
                    have returned to the full-time performance of
                    the  Executive's  duties during  such  thirty
                    (30) day period), and
                               (ii) if the Executive's employment
                    is  terminated for any other reason, the date
                    specified in the Notice of Termination which,
                    in  the case of a termination by the Company,
                    shall  not  be  less than thirty  (30)  days,
                    except  in  the  case of  a  termination  for
                    Cause,  nor  more than sixty (60) days  after
                    the  date of such Notice of Termination  and,
                    in   the   case  of  a  termination  by   the
                    Executive, such date shall not be  less  than
                    fifteen  (15) days nor more than  sixty  (60)
                    days  after  the  date  of  such  Notice   of
                    Termination.
                     (J)  "Disability" shall be deemed the reason
               for the termination by the Company of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of three (3) consecutive months, and the Company shall have given the Executive a Notice of Termination for Disability, provided that, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties.
                    (K)  "Exchange Act" shall mean the Securities
               Exchange  Act  of 1934, as amended  from  time  to
               time.
                     (L)   "Executive" shall mean the  individual
               named in the first paragraph of this Agreement.
                     (M)   "Good Reason" for termination  by  the
               Executive of the Executive's employment shall mean the occurrence within twenty-four (24) months following the date of a Change in Control of any one of the following events:
                               (i)  the assignment by the Company
                    to   the   Executive  of  duties   that   are
                    materially  inconsistent with the Executive's
                    office  with Company prior to the  Change  in
                    Control,  or the removal by the Company  from
                    the  Executive of a material portion  of  the
                    Executive's  duties usually  appertaining  to
                    the  Executive's office with the  Company  at
                    the time of such removal;
                               (ii) a material, adverse change by
                    the  Company,  without the Executive's  prior
                    written  consent, in the nature or status  of
                    the   Executive's  responsibilities  to   the
                    Company just prior to a Change in Control;
                                (iii)      any  removal  of   the
                    Executive from, or any failure to reelect  or
                    to  reappoint  the Executive to,  the  office
                    held as of the date just prior to a Change in
                    Control hereof;
                               (iv) a reduction by the Company in
                    the  amount  of the Executive's  base  salary
                    below the highest level in effect during  the
                    six  (6)  months  prior  to  the  Change   in
                    Control.
                               (v)   the discontinuance,  without
                    comparable replacement, or material reduction
                    by    the    Company   of   the   Executive's
                    participation in any bonus or other  employee
                    benefit  arrangement, in which the  Executive
                    is  a  participant as in effect on  the  date
                    hereof  or  as may be improved from  time  to
                    time hereafter;
                               (vi) the moving by the Company  of
                    the   Executive's  principal  office   space,
                    related  facilities,  or  support  personnel,
                    from   the   Company's  principal   operating
                    offices  or  other  office  location  of  the
                    Executive as existing just prior to a  Change
                    in  Control.  (This provision shall not apply
                    to   moving   of  the  Executive's  principal
                    offices    from   the   Company's   principal
                    operating offices if the Executive  does  not
                    live   within  100  miles  of  the  Company's
                    principal operating offices just prior  to  a
                    Change in Control.);
                               (vii)      the relocation, without
                    the Executive's prior written consent, of the
                    Company's  principal operating offices  to  a
                    location  outside the county  in  which  such
                    offices  are  located  at  the  time  of  the
                    signing  of this Agreement.  (This  provision
                    shall  not apply if the Executive's principal
                    residence  is  not within 100  miles  of  the
                    Company's  principal operating  offices  just
                    prior to a change in control);
                                (viii)      in  the   event   the
                    Executive  consents to a  relocation  of  the
                    Company's  principal operating  offices,  the
                    failure of the Company to,
                                        (a)  pay or reimburse the
                         Executive on an after-tax basis for  all
                         reasonable  moving expenses incurred  by
                         the  Executive in connection  with  such
                         relocation or
                                        (b)  pay the Executive on
                         an  after-tax  basis  against  any  loss
                         realized by the Executive on the sale of
                         his  principal  residence in  connection
                         with such relocation;
                               (ix) the failure of the Company to
                    continue to provide the Executive with office
                    space,   related   facilities   and   support
                    personnel   (including,  without  limitation,
                    administrative  and  secretarial  assistance)
                    that  are  commensurate with the  Executive's
                    responsibilities  to and  position  with  the
                    Company;
                               (x)  the failure by the Company to
                    promptly  reimburse  the  Executive  for  the
                    reasonable business expenses incurred by  the
                    Executive   in   the   performance   of   the
                    Executive's duties for the Company; or
                              (xi) any other breach by Company of
                    its  obligations  to Executive  hereunder  or
                    under applicable law.
                          The Executive's right to terminate  the
               Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.
                           For   purposes   of  a   determination
               regarding the existence of Good Reason, any claim by the Executive that Good Reason exists shall be presumed to be correct unless the Company establishes to the Committee by clear and convincing evidence that Good Reason does not exist.
                     (N)  "New Incentive Program" shall mean  any
               incentive compensation, deferred compensation or other type of bonus program instituted by the Company after the date hereof, in which the Executive is either a participant or eligible to be a participant.
                     (O)   "Notice of Termination" shall  mean  a
               written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in the definition of Cause herein, and specifying the particulars thereof.
                      (P)    "Options"  shall  mean   outstanding
               options, whether or not then vested or exercisable, granted to the Executive under the Company's stock option plans.
                    (Q)  "Person" shall have the meaning given in
               Section 3(a)(9) of the Exchange Act, except that such term shall not include
                               (i)   the  Company or any  of  its
                    subsidiaries, or
                               (ii)  an  underwriter  temporarily
                    holding securities pursuant to an offering of
                    such securities.
                     (R)  "Retirement" shall mean the termination
               by the Executive of the Executive's employment if such employment is terminated in accordance with the Company's retirement policy.
                     (S)   "Severance Payments"  shall  mean  the
               payments  and benefits provided for in  Section  6
               hereof.
                     (T)   "Stock Option Plans" shall  mean  such
               stock option plans as are in effect by the Company from time to time.
                     (U)   "Term" shall mean the period  of  time
               described in Section 2 hereof including any extension, continuation or termination described herein.
                     (V)  "Total Payments" shall mean any payment
               or benefit (including the Severance Payments) received or to be received by the Executive in connection with a Change in Control or the termination of the Executive's employment whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company.

     2.   Term of Agreement.

                The Term of this Agreement shall commence on the date hereof and shall continue in effect to January 1, 2000; provided, however, that:
                     (A)  commencing on January 1, 2000, and each
               January 1 thereafter, the Term shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company or the Executive shall have given notice not to extend the Term;
                     (B)   if  a  Change  in Control  shall  have
               occurred during the Term, the Term shall expire no earlier than twenty-four (24) months beyond the month in which such Change in Control occurred;
                     (C)   any rights or obligations which accrue
               during the Term may be asserted and enforced by or against the Company or the Executive, as the case may be, for a period of sixty (60) days following the end of the Term and any dispute arising from such assertion or enforcement may continue until a final settlement or resolution; and
                     (D)  the decision of the Company prior to  a
               Change of Control not to extend the Term in accordance with this Section 2 shall not constitute Good Reason.

     3.   Company's Covenants Summarized.

                     (A)   In  order to induce the  Executive  to
               remain in the employ of the Company and in consideration of the Executive's covenants set forth in Section 4 hereof, the Company agrees, under the conditions described herein, to pay the Executive the Severance Payments and the other payments and benefits described herein. No Severance Payments shall be payable under this Agreement unless there shall have been a termination of the Executive's employment with the Company during the period of twenty-four (24) months following a Change in Control and during the Term.
                    (B) This Agreement shall not be construed as creating an express or implied contract of employment and, except as may otherwise be agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.

     4.   The Executive's Covenants.

                The Executive agrees that, subject to the terms and conditions of this Agreement, the Executive will remain in the employ of the Company until the earlier of,
                    (A)  the date of a Change in Control,
                    (B) the date of termination by the Executive of the Executive's employment for Good Reason or by reason of death, Disability or Retirement, or
                     (C)   the termination by the Company of  the
               Executive's employment for any reason.
                The Executive hereby acknowledges and reaffirms the "Memorandum of Employee's Agreement" previously entered into with the Company (a copy of which is attached hereto as Exhibit "A").

     5.   Compensation Other Than Severance Payments.

                    5.1 Following a Change in Control and during the Term, during any period that the Executive fails to perform the Executive's full-time duties with the Company as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary, less any disability insurance benefits paid, to the Executive at the rate in effect at the commencement of any such period until the Executive's employment is terminated by the Company for Disability, together with all compensation and benefits payable to the Executive under the terms of any other compensation or benefit plan, program or arrangement maintained by the Company during such period.
                     5.2  If the Executive's employment shall  be
               terminated for any reason following a Change in Control and during the Term, the Company shall pay the Executive's full salary through the Date of Termination at the rate in effect immediately prior to the Date of Termination or, if higher, the rate in effect immediately prior to the first occurrence of any event or circumstance constituting Good Reason, together with all compensation and benefits otherwise payable to the Executive through the Date of Termination under the terms of the Company's compensation and benefit plans, programs or arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

     6.   Severance Payments.

                          6.1  (A)  If the Executive's employment
                    is terminated by the Company within twenty-four (24) months following a Change in Control that occurred during the Term for reasons other than,
                                        (i)  Cause, or
                                          (ii)   for   death   or
                         disability; or
                                           (iii)        if    the
                         Executive  terminates employment  during
                         such  period without Good Reason (except
                         as provided in 6.2(B) below);
                                   then the Company shall pay the
                    Executive the amounts and provide the Executive the benefits described in Section 6.2(A) below in addition to any payments and benefits to which the Executive is otherwise entitled under Section 5. In the event the Executive's employment is terminated by the Company for Cause, for death or disability or if employment is terminated by the Executive other than for Good Reason, then the Company shall only be obligated to make payments and provide benefits to the extent then owed by the Company to the Executive under its existing compensation and benefit plans.
                                (B)    For   purposes   of   this
                    Agreement, the Executive's employment shall be also deemed to have been terminated following a Change in Control by the Company without Cause or by the Executive with Good Reason, if
                                          (i)    the  Executive's
                         employment is terminated by the  Company
                         without  Cause  prior  to  a  Change  in
                         Control  (whether or  nor  a  Change  in
                         Control    ever   occurs)    and    such
                         termination  was  at  the   request   or
                         direction  of a Person who  has  entered
                         into  an agreement with the Company  the
                         consummation of which would constitute a
                         Change in Control, or
                                           (ii)   the   Executive
                         terminates  his  employment   for   Good
                         Reason  prior  to  a Change  in  Control
                         (whether or not a Change in Control ever
                         occurs)  and  such  termination  or  the
                         circumstances or event which constitutes
                         Good  Reason  occurs at the  request  or
                         direction  of a Person who  has  entered
                         into  an agreement with the Company  the
                         consummation of which would constitute a
                         Change in Control.
                           6.2    (A)   In  the  event   of   the
                    termination of the Executive's employment as specified in Section 6.1(A) above, the Company shall pay to the Executive a lump sum amount, in cash, equal to two (2) times the higher of,
                                          (i)    the  Executive's
                         annual base salary in effect immediately
                         prior to the Date of Termination, or
                                         (ii)  the highest annual
                         base salary paid to the Executive during
                         the twenty-four (24) months prior to the
                         Change in Control,
                                    plus  two (2) times any  cash
                    bonus paid to the Executive during the twelve
                    (12)  months ending on the date of the Change
                    in Control;
                              (B)  In the event of termination of
                    employment by the Executive without Good Reason within the thirty (30) day period commencing upon the first anniversary of a Change in Control, the Company shall pay to the Executive a lump sum amount, in cash, equal to one(1) year of annual base salary and bonus paid, if any, during the prior twelve (12) months, at the base salary in effect immediately prior to the Date of Termination or as in effect prior to the Change in Control, whichever is higher, plus any payments and benefits to which the Executive is otherwise entitled under Section 5.
                     6.3   In  the event of payment under Section
               6.2(A) or (B) above, the Executive shall also be permitted to exercise in full any stock options previously granted to the Executive and outstanding as of the Date of Termination, notwithstanding any other vesting provisions in the option grant(s), provided such option grant(s) have been made at least six (6) months prior to the Date of Termination.
                     6.4   The  Company  also shall  pay  to  the
               Executive all legal fees and expenses incurred  by
               the Executive in,
                               (A)   disputing in good faith  any
                    issue hereunder relating to the termination of the Executive's employment, or
                               (B)   seeking  in  good  faith  to
                    obtain or enforce any benefit or right provided by this Agreement.
                          Such payments shall be made within  ten
               (10) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require.

     7.   Termination Procedures and Compensation During Dispute.

                    7.1  Notice of Termination.
                         After a Change in Control and during the
               Term, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by Notice of Termination from one party hereto to the other party hereto in accordance with Section 10 hereof.


                    7.2  Dispute Concerning Termination.
                          If  within fifteen (15) days after  any
               Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 7.2), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the effect of the termination under this Agreement either due to the Company's assertion that the termination was for Cause or due to the Company's denial of Good Reason, the Date of Termination shall be extended until the date on which the dispute is finally resolved,
                                (A)   either  by  mutual  written
                    agreement of the parties, or
                               (B)  by a final judgment, order or
                    decree   of  an  arbitrator  (which  is   not
                    appealable or with respect to which the  time
                    for  appeal  therefrom  has  expired  and  no
                    appeal  has been perfected) adjudicating  the
                    rights  and obligations of the Executive  and
                    the Company under this Agreement with respect
                    to  the  termination; provided, however,  the
                    Date  of Termination shall be extended  by  a
                    notice of dispute given by the Executive only
                    if such notice is given in good faith and the
                    executive  pursues  the  resolution  of  such
                    dispute with reasonable diligence.
                    7.3  Compensation During Dispute.
                           If   a  purported  termination  occurs
               following a Change in Control and during the Term and the Date of Termination is extended in accordance with Section 7.2 hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with Section 7.2 hereof. Amounts paid under this Section 7.3 are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.
                    7.4  Release of Claims.
                           Notwithstanding  any  other  provision
               contained in this Agreement, the Company shall require, as a condition precedent to the payment of the Severance Payments to the Executive, that the Executive execute a release and covenant in favor of the Company and its stockholders, officers, employees, directors and affiliates, of all claims, whether known or unknown, in such form as the Company shall deem, in its sole discretion, reasonable and appropriate. If the Executive fails to provide the required release and covenant and the Company has not alleged Cause or denied Good Reason in connection with the Notice of Termination, the sole obligation of the Company to the Executive under this Agreement shall be the payment of one twenty-sixth (1/26th) of the Executive's salary as of the Date of Termination.

     8.   No Mitigation.

                The Company agrees that, if the Executive's employment with the Company terminates during the Term, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to this Agreement. Further, the amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Executive as a result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.




     9.   Successors; Binding Agreement.

                     9.1   In addition to any obligations imposed
               by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall constitute Good Reason.
                     9.2   This  Agreement  shall  inure  to  the
               benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

     10.  Notices.

                For  the purposes of this Agreement, notices  and
          all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed, if to the Executive, to the address inserted below the Executive's signature on the final page hereof and, if to the Company, to the address set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

          COMPANY:                      EXECUTIVE:

          Electrosource, Inc.           (Name)
          2809 Interstate 35 South      (Address)
          San Marcos, Texas 78666


     11.  Miscellaneous.

                     11.1  No provision in this Agreement may  be
               modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or of any lack of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
                     11.2  This  Agreement supersedes  any  other
               agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof which have been made by either party; provided, however, that this Agreement shall supersede any agreement setting forth the terms and conditions of the Executive's employment with the Company only in the event that the Executive's employment with the Company is terminated on or following a Change in Control without Cause or by the Executive for Good Reason.
                       11.3    The    validity,   interpretation,
               construction and performance of this Agreement shall be governed by the laws of the State of Texas.
                     11.4  All  references  to  sections  of  the
               Exchange Act shall be deemed also to refer to any successor provisions to such sections.
                     11.5  Any  payments provided  for  hereunder
               shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed.
                     11.6 The obligations of the Company and  the
               Executive under this Agreement which by their nature may require partial or total performance after the expiration of the Term shall survive such expiration.

     12.  Validity.

                 The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13.  Indemnification.

                     13.1 The Company shall pay, on behalf of the
               Executive and Executive's executors, administrators or assigns, any amount which the Executive is or becomes legally obligated to pay as a result of any claim or claims made against the Executive by reason of the Executive's service as an employee, director or officer of the Company, as the case may be. The payments that the Company will be obligated to make shall include, without limitation, damages, judgments, settlements, costs and expense of investigation, costs and expenses for defense of legal actions, claims and proceedings and appeals therefrom, and costs of attachment and similar bonds; provided, however, that the Company shall not be obligated to pay fines or other obligations or fees imposed by law or otherwise that the Company is prohibited by applicable law, or for any other reason, from paying as indemnity.
                     13.2  Costs and expenses (including, without
               limitation, attorneys' fees) incurred by the Executive in defending or investigating any action, suit, proceeding or claims shall be paid by the Company in advance of the disposition of such matter upon receipt of a written undertaking by or on behalf of the Executive to repay any such amounts if it is ultimately determined that the Executive is not entitled to indemnification under this Section 13.
                     13.3 If a claim under this Section 13 is not
               paid  by or on behalf of the Company within ninety
               (90) days after written claim has been received by the Company, the Executive may at any time thereafter proceed under Section 15 hereof against the Company to recover the unpaid amount of the claim and, if successful in respect of one or more material issues, shall also been titled to be paid the expenses, including attorneys' fees, of prosecuting such claim.
                     13.4  In  the  event of payment  under  this
               Section 13, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Executive, who shall execute all documents required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.
                     13.5  The Company shall not be liable  under
               this Section 13 to make any payment in connection with any claim made against the Executive:
                               (A)  for which payment is actually
                    made  to  the  Executive under  an  insurance
                    policy  maintained by the Company, except  in
                    respect  of any excess beyond the  amount  of
                    payment under such insurance;
                               (B)   for  which the Executive  is
                    indemnified  by  the Company  otherwise  than
                    pursuant to this Section 13.
                               (C)  based upon or attributable to
                    the  Executive's gaining in fact any personal
                    profit  or  advantage to which the  Executive
                    was not legally entitled;
                               (D)   for an accounting of profits
                    made  from  the  purchase  or  sale  by   the
                    Executive of securities of the Company within
                    the  meaning of Section 16(b) of the Exchange
                    Act; or
                               (E)   brought about or contributed
                    to by the dishonesty of the Executive;
                          provided, however, that notwithstanding
               the foregoing, the Executive shall be protected under this Section 13 as to any claims upon which suit may be brought alleging dishonesty on the part of the Executive, unless a judgment or other final adjudication thereof adverse to the Executive shall establish that the Executive committed acts of active and deliberate dishonesty with actual dishonest purpose and intent, which acts were material to the cause of action so adjudicated.
                     13.6 The Executive, as a condition precedent
               to the Executive's right to be indemnified under this Section 13, shall give to the Company notice as soon as practicable of any claim made against the Executive for which indemnity will or could be sought under this Section 13. The Executive shall give the Company such information and cooperation as it may reasonably require and as shall be within the Executive's power.
                     13.7  Nothing  herein  shall  be  deemed  to
               diminish or otherwise restrict the Executive's right to indemnification under any provision of the Certificate of Incorporation or Bylaws of the Company, under Delaware law or pursuant to any indemnification contract or agreement between the Executive and the Company.

     14.  Counterparts.

                 This   Agreement  may  be  executed  in  several
          counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


     15.  Resolution of Disputes; Arbitration.

                    15.1 All claims by the Executive for benefits
               under this Agreement shall be directed to and determined by the Committee and shall be in writing. Any denial by the Committee of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The committee shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Committee a decision of the Committee within sixty (60) days after notification by the Committee that the Executive's claim has been denied.
                     15.2  Any  further  dispute  or  controversy
               arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Austin, Texas in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement this _____ day of August, 1997.

ELECTROSOURCE, INC.                EXECUTIVE
(Company)


By:                                By:
Printed Name:                      Printed Name:
Its:


                                                           Exhibit 10.39

                     NOTE PURCHASE AGREEMENT

      This Note Purchase Agreement (the "Agreement") is made and entered into as of December 19, 1997, by and among Electrosource, Inc., a Delaware corporation (the "Company"), and Corning Incorporated, a corporation organized under the laws of the State of New York (the "Purchaser").

      WHEREAS, Purchaser wishes to purchase a note from the Company with the option to convert the note in to either common stock of the Company or 5% cumulative convertible preferred stock of the Company;

     NOW, THEREFORE, the parties hereto agree as follows:

     1.   Purchase and Sale of Notes.

           A. Notes. The Company agrees to sell to the Purchaser and, subject to the terms and conditions set forth herein, the Purchaser agrees to purchase from the Company a 5% Convertible Promissory Notes (the "Notes") in the total principal amount of Two Million Dollars ($2,000,000.00) for the consideration of Two Million Dollars ($2,000,000.00), payable as set forth in Section 2. The Notes shall be for a one (1) year term, bearing interest at 5% per annum, payable in cash or, upon prior written approval of the Investor, in kind and will be convertible, in whole or in part, on or before payment in full of the outstanding principal and accrued interest into common stock ("Common Stock") of the Company at a conversion price per share equal to the closing price of the Company's common stock as reported by NASDAQ on December 19, 1997, plus $1.00, subject to adjustment of the conversion price as provided in the Notes, or exchangeable, in whole or in part, for the Company's 5% cumulative convertible preferred stock ("Preferred Stock"), as provided in the Notes. The form of the Notes is set forth in Exhibit "A," the "5% Convertible Promissory Notes," attached hereto and incorporated herein by reference. The terms of the Preferred Stock are set forth in Exhibit "B," the "Securities Purchase Agreement" with attachments, which is attached hereto and incorporated herein by reference, to the extent not in conflict herewith.

           B. Amendment of Stock Option Agreement. In further consideration of the purchase of the Notes herein, the Company and Investor hereby amend that certain Stock Option Agreement dated March 27, 1997 ("Option Agreement") under the Note Purchase and Option Agreement of March 27, 1997 to modify the option exercise prices. The exercise prices are amended to Four and No/100 Dollars ($4.00) per share for Two Hundred Seventy-five Thousand (275,000) shares (the previous exercise price was Seven and No/100 Dollars ($7.00) per share for such shares) and to Six and No/100 Dollars ($6.00) per share for Two Hundred Twenty-five Thousand (225,000) shares (the previous exercise price was Nine and No/100 Dollars ($9.00) per share for such shares). The said Option Agreement is not otherwise amended and remains in full force and effect.

     2.   Closing

           The closing of the purchase and sale of the Notes (the "Closing") will take place in installments of One Million Dollars ($1,000,000) on or before December 24, 1997; Five Hundred Thousand Dollars ($500,000) on or before January 24, 1998, and Five Hundred Thousand Dollars ($500,000) on or before February 24, 1998. Closing may be held by mail or as the Parties may otherwise agree. At each Closing, the Company will deliver to the Purchaser a Note in the requisite amount upon payment by Purchaser of the respective purchase price. The purchase price shall be paid in the form of a check or by a wire transfer of funds to an account designated by the Company.

     3.   Covenants

           The Company covenants and agrees with the Purchaser as follows:

           3A. Financial Statements and Other Information. The Company will deliver to Purchaser so long as such Purchaser holds the Notes or any Notes issued in payment of accrued interest thereon (sometimes referred to herein collectively with the Notes as the "Notes") copies of all reports required to be filed by the Company pursuant to sections 13 and 14 of the Securities Exchange Act of 1934.

           3B. Reservation of Common Stock. The Company will at all times reserve and keep available out of its authorized but unissued shares of Common Stock, for the purpose of issuance upon the conversion of the Notes, such number of shares of Common Stock as are issuable upon the conversion of the Notes. All shares of Common Stock which are so issuable will, when issued, be duly and validly issued, fully paid and non-assessable and free from all taxes, liens and charges. The Company will take all such actions as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Common Stock may be listed.

           3C. Authorization of Preferred Stock. Upon Purchaser electing to exercise its right to exchange each of the Notes into Preferred Stock, the Company will authorize the issuance of Two Hundred Thousand (200,000) shares of Preferred Stock at Ten and No/100 Dollars ($10.00) per share to the Purchaser with the rights, designations and preferences set forth in Exhibit "B."

          3D. Ranking of Notes. The Company's obligations under the Notes will rank at least pari passu in priority of payment and in all other respects with all other unsecured loans, debts or obligations of the Company entered into after the date hereof. The Company shall not, while any amount of the Notes remains outstanding, offer to borrow funds from any third party on terms more favorable to the third party lender than those extended to Purchaser for the Notes with respect to security for the Notes, financial covenants or negative pledges of the Company in favor of such third party, repayment terms, or other significant matters, without offering such terms to Purchaser in writing.

     4.   Representations and Warranties

            4A.    Representations   by  Company.   The   Company
represents, warrants and agrees as follows:

                (i) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is in good standing as a foreign corporation in each jurisdiction where the properties owned, leased or operated, or the business conducted by it require such qualification, except  for  such  failure  to so qualify  or  be  in  such  good standing, which, when taken together with all other such failures, is not reasonably likely to have a material adverse effect on the financial condition, properties, business or results of operations of the Company or the interest of shareholders in the Company (a "Material Adverse Effect"). The Company has the requisite corporate power and authority to carry on its business as it is now being conducted.

                (ii) The authorized capital stock of the Company as of the date hereof consists of Fifty Million (50,000,000) shares of $1.00 par value Common Stock, of which Four Million Two Hundred Thirty Thousand Five Hundred One (4,230,501) shares were issued and outstanding as of December 5, 1997, none of which are held in treasury, and Ten Million (10,000,000) shares of Preferred Stock, par value $1.00 per share ("Preferred Stock"), of which no shares are issued and outstanding on the date hereof. All of the outstanding shares of Common Stock have been duly authorized and are validly issued, fully paid and nonassessable. As of December 5, 1997, there were reservations for outstanding options, warrants and agreements to purchase up to an aggregate of approximately Two Million Nine Hundred One Thousand Four Hundred Forty-four (2,901,444) shares of Common Stock, at prices ranging from Five and 25/100 Dollars ($5.25) to Fifty-five and No/100 Dollars ($55.00) per share.

               (iii) The Notes when issued in compliance with the provisions of this Agreement, will be duly authorized and validly issued. The issuance of the Notes will not be subject to any preemptive rights or rights of first refusal created by the Company. The shares of Common Stock or Preferred Stock issuable upon conversion of the Notes have been duly and validly reserved. The shares of Common Stock and Preferred Stock issuable upon conversion of the Notes are not subject to any preemptive rights or rights of first refusal created by the Company, and upon conversion and cancellation of the Notes and exercise of the Option will be duly authorized, validly issued, fully paid and nonassessable.

               (iv) The Company has the requisite corporate power and authority and has taken all corporate action necessary in order to authorize, execute and deliver this Agreement and to consummate the transactions contemplated hereby and to perform the acts contemplated on its part hereunder. This Agreement is a valid and legally binding agreement of the Company enforceable against the Company in accordance with its terms except as such enforcement may be limited by bankruptcy, insolvency, moratorium or other similar laws affecting creditors' rights generally or by equitable principles.

               (v) The offer, sale and issuance of the Notes and the Preferred Stock or Common Stock issuable upon conversion thereof as contemplated by this Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and from the registration or qualification requirements of the laws of any applicable state or other jurisdiction. Except as the same shall have been made or obtained at or prior to the Closing, and except for Form D and related state securities law filings with the Securities and Exchange Commission and applicable state securities boards to be made following the Closing, no notices, reports or other filings are required to be made by the Company with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by the Company from, any governmental or regulatory authority, agency, commission, court or other entity, domestic or foreign ("Governmental Entity"), in connection with the execution and delivery of this Agreement by the Company, the consummation by the Company of the transactions contemplated hereby and the performance of the acts contemplated on the part of the Company hereunder.

                (vi) The Company is not in violation of any term of its Certificate of Incorporation or By-Laws. Except as may be disclosed in Exhibit "C" hereto, the Company has, to the best of its knowledge, information and belief, complied in all material respects with all material leases, contracts, notes, mortgage, indentures, arrangements or other obligations and commitments ("Contracts") to which the Company is a party or by which the Company or its assets are bound or subject, and there does not currently exist any event of default under any such agreement or any event which, after notice or lapse of time or both, would constitute an event of default under such agreement, plan, arrangement or commitment, in each case to the extent that such failure to comply, event of default or event which would constitute an event of default would result in a Material Adverse Effect to the Company. The execution and delivery of this Agreement by the Company do not, and the consummation by the Company of the transactions contemplated hereby and the performance of the acts contemplated on the part of the Company hereunder will not, constitute or result in (A) a breach or violation of, or a default under, the Certificate of Incorporation or By-Laws of the Company, or (B) a breach, violation or event triggering a right of termination of, or a default under, or the acceleration of or the creation of a lien, pledge, security interest or other encumbrance on assets (with or without the giving of notice or the lapse of time or both)
pursuant to any provisions of any Contract or any law, rule, ordinance or regulation, agreement, instrument or judgment, decree, order or award to which the Company is subject or any governmental or non-governmental authorization, consent, approval, registration, franchise, license or permit under which the Company conducts its business.

                (vii) No investment banker, broker or finder is entitled to any financial advisory, brokerage or finder's fee or other similar payment from either the Purchaser or the Company based on agreements, arrangements or undertakings made by the Company or any of its directors, officers or employees in connection with the transactions and acts contemplated hereby.

                (viii) In furnishing information to Purchaser for purposes of this Agreement, it has not made any untrue statements of a material fact to Purchaser or omitted to state a material fact necessary to make such statements not misleading to Purchaser in light of the circumstances under which they were made.

                (ix) The Company possess all patents, patent rights, trademarks, service marks, trademark rights, service mark rights, trade names, trade name rights, copyrights, mask works, trade secrets, proprietary software, proprietary rights and process necessary to conduct its business as now conducted and as planned to be conducted, without, to the best of the Company's knowledge, conflict with or infringement upon any valid rights of others, the lack of which could have a Material Adverse Effect, and has not received any notice of infringement upon or conflict with the asserted rights of others. The Company has all permits, licenses and other similar authority necessary for the conduct of its business as now being conducted and as planned to be conducted, the lack of which could have a Material Adverse Effect, and it is not in default in any material respect under any of such permits, licenses or other similar authority.

                (x) The Company has heretofore delivered or made available to the Investor complete and correct copies of all reports and other filings filed by The Company with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since January 1, 1994, through the date hereof (such reports and other filings are collectively referred to herein as the "Company Exchange Act Filings"). Except as set forth in Exhibit "D" hereto, as of their respective dates, the Company Exchange Act Filings substantially complied in all material respects with the published rules and regulations of the SEC with respect thereto and did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements of the Company included in the Company Exchange Act Filings (i) were prepared from the books and records of the Company, (ii) were prepared in accordance with generally accepted accounting principles, except as otherwise permitted under the Exchange Act and the rules and regulations thereunder and (iii) present fairly in all material respects the financial position of the Company as at the dates thereof and the results of its operations and cash flows for the periods then ended, subject to the qualifications set forth in the respective Reports of Independent Auditors thereto. The unaudited consolidated financial statements included in the Exchange Act Filings comply in all material respects with the published rules and regulations of the SEC with respect thereto; and such unaudited consolidated financial statements (i) were prepared from the books and records of the Company, (ii) were prepared in accordance with generally accepted accounting principles, except as otherwise permitted under the Exchange Act and the rules and regulations thereunder, applied on a consistent basis (except as may be expressly indicated therein or in the notes thereto) and (iii) present fairly the financial position of the Company as at the dates thereof and the results of its operations and cash flows for the periods then ended, subject to the same qualifications as set forth in the audited financial statements in the respective Reports of Independent Auditors, and subject to normal year-end adjustments which would not have a material adverse effect on the Company and any other adjustments expressly described therein or in the notes thereto.

                (xi)  The Company has no outstanding indebtedness
for borrowed money except as reflected in the Financial Statements and the notes thereto and is not a guarantor or otherwise contingently liable for any such indebtedness (including, without limitation, liability by way of agreement, contingent or otherwise, to purchase, provide funds for payment, supply funds or otherwise invest in any debtor or otherwise to insure any creditor against loss). The Company is not in material default under the provisions of any instrument evidencing any indebtedness of the Company or any agreement relating thereto.

                (xii) The Company maintains insurance to protect the Company and its financial condition against the risks involved in the business conducted by the Company to the extent and in the manner customary for companies in similar businesses similarly situated.

                (xiii) There is no litigation, action, suit, proceeding or investigation pending or threatened against or affecting the Company before any court or before any governmental or administrative agency which contests the Company's right to own, produce, manufacture, update, maintain, sell or use any product, database, software, process, method, substance, part or other material presently or planned to be owned, produced, manufactured, updated, maintained, sold or used by the Company in connection with the operations of the Company. The Company has no actual knowledge or belief that (I) there presently exists, or there is pending or planned, any patent, invention, device, application or any statute, rule, law regulation, standard or code which would have a Material Adverse Effect or (ii) there is any other factor (other than fire, flood, earthquake, accident, act of war or civil commotion, or any other cause or event beyond the control of the Company) which may Materially Adversely Effect the condition (financial or otherwise), prospects or operations of the Company.

                (xiv) Since the latest date of the Financial Statements, the Company has conducted business only in the ordinary and usual course of business and, other than as specifically or generally reflected on the Financial Statements, there has not been any event or condition of any character which, alone or in combination, is a Material Adverse Effect, including but not limited to:

                     (a)   any  material adverse  change  in  the
condition, prospects, assets, liabilities or business of the Company from that reflected in the Financial Statements;

                     (b)  any damage, destruction or loss of  any
of the properties or assets of the Company (whether or not covered by insurance) materially adversely affecting the assets, properties, financial conditions, operations, prospects, business or plans of the Company;

                      (c)    any   material  adverse  change   or
amendments to a contract or arrangement by which the Company or any of its assets is bound or subject;

                      (d)   any  declaration,  setting  aside  or
payment or other distribution in respect of any of the Company's capital stock, or any direct or indirect redemption, purchase or other acquisition of any such stock by the Company;

                     (e)  any waiver by the Company of a valuable
right or material debt owed to it;

                     (f)   any  labor trouble, or  any  event  or
condition of any character, materially adversely affecting the business or plans of the Company.

                (xv) The Company has filed within the time prescribed by law (including extensions of time approved by the appropriate taxing authority) all tax returns and reports required to be filed with the United States Internal Revenue Service and with the State of Delaware and (except to the extent that the failure to file would not have a Material Adverse Effect) with all other jurisdictions where such filing is required by law; and the Company has paid, or made adequate provision in the Financial Statements for the payment of, all taxes, interest, penalties, assessments or deficiencies shown to be due or claimed to be due on or in respect of such tax returns and reports. The Company knows of (i) no unpaid assessment for additional taxes for any fiscal period or any basis therefor and
(ii) no other tax returns or reports which are required to be filed which have not been so filed.

          4B.  Representations by Purchaser

                The Purchaser represents, warrants and agrees as follows:

               (i)  Purchaser is purchasing the Notes for its own
account for the purpose of investment and not with a view toward the redistribution or resale of any part thereof. Purchaser has no present arrangement, understanding or agreement for transferring or disposing of the Notes;

                (ii) Purchaser is aware that the purchase of the Notes represent speculative investments;

                 (iii) Before executing this Agreement, representatives of Purchaser were furnished all information with respect to the Company that they requested and representatives of Purchaser were given the opportunity to ask Company executives all questions that such representatives had;

                (iv) Purchaser confirms that it is an "Accredited
Purchaser," as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act;

                (v) Purchaser confirms that it is able to bear the economic risk inherent in its investment and understands that there currently is no, and that there may not ever be any, private or public market for the Notes in the event that Purchaser needs to liquidate its investment;

                (vi) Purchaser agrees that it will not offer or sell the Notes or any of the shares of Common Stock or Preferred Stock into which the Notes is convertible or which are issuable upon exercise of the Option unless the Notes or such shares of Common Stock or Preferred Stock are registered under the Securities Act and under all applicable state securities laws, unless Purchaser has established to the reasonable satisfaction of the Company that no such registration is required;

                 (vii) Purchaser agrees that appropriate restrictive endorsements will be placed on the instrument evidencing the Notes and on the certificate(s) evidencing the shares of Common Stock or Preferred Stock into which the Notes are convertible or which are issuable upon exercise of the Option to reflect the foregoing and that the Company will give appropriate stop transfer instructions to the person in charge of the transfer of its securities, including the Notes, the Common Stock and the Preferred Stock. Upon request of the holder of such Notes or certificates, the Company shall give an instruction to the transfer agent to process the transfer if (i) with such request, the Company shall have received either (A) an opinion of legal counsel, addressed to the Company and reasonably satisfactory in form and substance to the Company, to the effect that the proposed transfer of such securities may be effected without registration under the Securities Act, or (B) a "no-
action" letter from the Securities and Exchange Commission (the "Commission") to the effect that the distribution of such securities without registration will not result in a recommendation by the staff of the Commission that action be taken with respect thereto, or (ii) such holder is eligible to utilize paragraph (k) of Rule 144 (or any successor rule) as then in effect under the Securities Act;

     5.   Registration Rights

           5A.   The  Purchaser shall have the  following  demand
registration rights:

                (i) Upon purchase of the Notes, the Purchaser shall have the right, by written notice to the Company, to require the Company to use its best reasonable efforts to file within thirty (30) days thereafter a Form S-3 registration statement for all shares of Common Stock issued or issuable upon conversion of the Notes owned by the Purchaser (also "Demand Covered Shares"). If a Form S-3 is not available, the Company will attempt to use a Form S-2 or other Form as appropriate.

               (ii) The Company shall be entitled to defer filing any such registration statement for a period of up to ninety (90) days after such notice upon a good faith determination by the Company's management that the filing of a registration statement at such time would be detrimental to the Company due to the pendency of a material acquisition or financing or for other reasonable cause. Purchaser may request that the Company withdraw any such registration statement at any time prior to its effectiveness; provided that, any such withdrawn registration statement shall be treated as a completed registration fulfilling the obligations of the Company pursuant to this section unless the Purchaser shall reimburse the Company for all of the Company's costs and expenses incurred in connection with such withdrawn registration within thirty days following the request to withdraw.

                 (iii)      The  Purchaser  may  elect  to   have
conversion of the Notes contingent upon a registration statement hereunder being declared effective.

               (iv) In the event a registration statement on Form S-3 (or on another form at the Company's discretion) has not been declared effective within one hundred fifty (150) days of demand, then for each thirty (30) day period thereafter until a registration statement becomes effective, the Company shall be required to issue to Purchaser an additional two percent (2%) of the shares issuable upon conversion of such Notes.

            5B. The Purchaser shall also have "piggyback" registration rights. If the Company proposes to sell shares of Common Stock for its own account and to register the sale of such shares under the Securities Act, or if the Company proposes to register the sale of shares of Common Stock to be sold for the account of any other shareholder, it shall give written notice of such proposed registration to Purchaser as promptly as possible and shall use its reasonable efforts to include in the offering such number of shares of Common Stock received by Purchaser upon conversion of the Notes ("Piggyback Covered Shares") then owned by Purchaser as Purchaser shall request, within twenty-five (25) days after the giving of such notice such offering to be upon the same terms (including method of distribution) as the securities being sold by the Company or any selling shareholder pursuant to any such offering. The Company's obligation to include Piggyback Covered Shares owned by Purchaser in any offering shall in all cases be subject to the following limitations and qualifications:

                (i)   The Company shall not be required  to  give
notice to Purchaser or include such shares in any such registration if the proposed registration is (A) a registration of a stock option or compensation plan or of Common Stock issued or issuable pursuant to any such plan, (B) a registration of Common Stock proposed to be issued in exchange for securities or assets of, or in connection with a merger or consolidation with, another corporation, or (C) to be on a form of registration statement for which the Piggyback Covered Shares are not eligible;

                (ii) The Company may require that the number of Piggyback Covered Shares requested to be included in such registration be reduced, or that all such shares be excluded from any such registration, if it is advised in writing by its managing underwriter (or, if the offering is not underwritten, upon a good faith determination by the Company's board of directors) that such reduction or exclusion, as the case may be, is necessary to avoid materially adversely affecting the public offering of the securities being offered by the Company. If the Company shall require such a reduction, Purchaser shall have the right to withdraw from the offering;

                (iii)      In the event that the number of shares
of Common Stock included in any registration is to be reduced pursuant to Section 6B(ii):

                     (A)  If the registration in question is  one
initiated by the Company in order to allow the sale of Common Stock for the account of the Company, then any reduction in the number of shares to be included in such registration shall first affect only shares other than the shares the Company proposes to sell for its own account.

                     (B)  If the registration in question is  one
initiated by any person or persons other than the Company exercising demand registration rights in order to allow the sale of Common Stock for the account of such person or persons, then any reduction in the number of shares to be included in such registration shall first affect only shares other than the shares of Common Stock requested to be included by the person or person initiating the registration by the exercise of demand registration rights requested to be included in the registration by Holders; and

                     (C)   Subject to subparagraphs (A)  and  (B)
above, in the event that the Company requires that the number of shares to be included in a registration be reduced, such reduction shall be applied pro rata among all parties having registration rights in proportion to the number of shares requested to be registered by each.

                (iv) The Company shall not be required to include any Piggyback Covered Shares in any registration to the extent that the inclusion thereof would result in a reduction in the number of shares requested to be included in the registration by the person or persons (including the Company) initiating the registration in question or would reduce the per share price of the offering.

                (v) The Company may, in its sole discretion and without the consent of Purchaser, withdraw such registration statement and abandon the proposed offering in which Purchaser had requested to participate.

           5C.   In  connection  with a registration  of  Covered
Shares undertaken by the Company pursuant to this Part 6, the Company shall:

                (i) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement current as long as is reasonably possible as Purchaser shall request and to comply with the provisions of the Securities Act with respect to the sale of all Covered Shares covered by such registration statement during such period;

               (ii) provide Purchaser a reasonable opportunity to review prior to filing any registration statement filed by the Company in connection with a registration in which Purchaser is participating, any amendments or supplements to such registration statement and any prospectus used in connection therewith;

                (iii) furnish to Purchaser such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement, in conformity with the requirements of the Securities Act, and such other documents as Purchaser may reasonably request in order to facilitate the sale of the Covered Shares covered by such registration statement;

                (iv) use its best efforts to register or qualify the Covered Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as Purchaser shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable Purchaser to consummate the sale in such jurisdictions of such shares; provided that the Company shall not for any such purpose be required to register or qualify the covered shares covered by such registration statement in any jurisdiction in which the Common Stock is not then qualified for public trading, to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this section be obligated to be so qualified, to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                 (v)   notify  Purchaser  at  any  time  when   a
prospectus relating to the Covered Shares covered by such registration statement is required to be delivered under the
Securities Act, of the Company's becoming aware that the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and at the request of Purchaser promptly prepare and furnish to Purchaser a reasonable number of copies of a prospectus supplemented or amended so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

                (vi) use its best efforts to cause all of the Covered Shares included in such registration statement to be listed on each securities exchange on which securities of the same class issued by the Company are then listed or, if there shall then be no such listing, to be accepted for quotation on NASDAQ;

                (vii)      provide a transfer agent and registrar
for the Covered Shares covered by such registration statement not later than the effective date of such registration statement; and

           5D. For as long as Purchaser shall continue to hold any Covered Shares, the Company shall use reasonable efforts to file, on a timely basis, all annual, quarterly and other reports required to be filed by it under Sections 13 and 15(d) of the Exchange Act, and the rules and regulations of the Commission thereunder, as amended from time to time. In the event of any proposed sale of Covered Shares by Purchaser pursuant to Rule 144 (or any successor rule) under the Securities Act, the Company shall cooperate with Purchaser so as to enable such sales to be made in accordance with applicable laws, rules and regulations, the requirements of the Company's transfer agents, and the reasonable requirements of the broker through which the sales are proposed to be executed.

           5E.   The  costs  and  expenses  of  any  registration
effected pursuant to this Part 6 shall be allocated as provided in this Section 6E:

                 (i) "Registration Expenses" shall mean all expenses incurred by the Company in complying with this Part 6, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, transfer agents' and registrars' fees, fees and disbursements of counsel for the Company, blue sky fees and expenses, and the expense the Company's accountants, including the cost of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company);

                 (ii)   "Selling   Expenses"   shall   mean   all
underwriting discounts and selling commissions applicable to the sale and all fees and disbursements of counsel for any holder;

                (iii)      In  connection with  any  registration
pursuant  to  Section 6A, the company shall pay all  Registration
Expenses and Purchaser shall pay all Selling Expenses;

               (iv) In connection with any registration initiated by the Company in which Purchaser participates pursuant to
Section 6B, the Company or other person initiating the registration shall pay all Registration Expenses, and Purchaser shall pay all Selling Expenses attributable to the inclusion in the offering of the Covered Shares being sold by Purchaser.

           5F. In the case of the registration effected by the Company pursuant to this part, the Company agrees to indemnify and hold harmless Purchaser, each underwriter of the Covered Shares so registered and each person who controls any such underwriter within the meaning of Section 15 of the Securities Act, against any and all losses, claims, damages or liabilities to which they or any of them may become subject under the Securities Act or any other statute or common law, including any amount paid in settlement of any litigation, commenced or threatened, if such settlement is effected with the written consent of the Company, and to reimburse them for any legal or other expenses incurred by them in connection with investigating any claims and defending any actions, insofar as any such losses, claims, damages, liabilities or actions arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact contained in the registration statement relating to the sale of the Covered Shares, or any post-effective amendment thereto, or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus, if used prior to the effective date of such registration statement, or contained in the final prospectus (as amended or supplemented if the Company shall have filed with the Commission any amendment thereof or supplement thereto) if used within the period during which the Company is required to keep the registration statement to which such prospectus relates current, or the omission or alleged omission to state therein (if so used) a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that the indemnification agreement contained in this section shall not (x) apply to such losses, claims, damages, liabilities or actions arising out of, or based upon, any such untrue statement or alleged untrue statement, or any such omission or alleged omission, if such statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by Purchaser or such underwriter for use in connection with the preparation of the registration statement, any preliminary prospectus or final prospectus contained in the registration statement, or any amendment or supplement thereto, or (y) inure to the benefit of any underwriter or any person controlling such underwriter, if such underwriter failed to send or give a copy of the final prospectus to the person asserting the claim at or prior to the delivery of certificates representing Covered Shares or of written confirmation of the sale of Covered Shares to such person and if the untrue statement or omission concerned had been corrected in such final prospectus.

           5G. In the case of a registration effected by the Company pursuant to this part, Purchaser and each underwriter of the Covered Shares to be registered shall agree in the same manner and to the same extent as set forth above to indemnify and hold harmless the Company, each person who controls the Company, the directors of the Company and those of its officers who shall have signed any such registration statement, with respect to any untrue statement or alleged untrue statement in, or omission or alleged omission from, such registration statement or any post-effective amendment thereto or any preliminary prospectus or final prospectus (as amended or as supplemented, if amended or supplemented as aforesaid) contained in such registration statement, if such statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by Purchaser or any such underwriter for use in connection with the preparation of such registration statement or any preliminary prospectus or final prospectus contained in such registration statement or any such amendment or supplement thereto.

           5H. Each indemnified party shall, with reasonable promptness after its receipt of written notice of the commencement of any action against such indemnified party in respect of which indemnity may be sought from an indemnifying party on account of an indemnity agreement contained in this part, notify the indemnifying party in writing of the commencement thereof. In case any such action shall be brought against any indemnified party and it shall so notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under this part for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation. The indemnity agreements in this part shall be in addition to any liabilities that the indemnifying parties may have pursuant to law.

           5I. If the indemnification provided for in this part shall be unavailable to or insufficient to hold harmless an indemnified party under sections above in respect of any losses, claims, damages or liabilities (or actions in respect thereof) referred to therein, then the indemnifying parties shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportions as are appropriate to reflect to the relative benefits received by the respective indemnifying parties from the offering of the Covered Shares. If, however, the allocation provided by the immediately preceding sentence is not permitted by applicable law, or if the indemnified party failed to give the notice required under section 6H above, then each indemnifying party shall contribute to such amount paid by or payable by such indemnified party in such proportion as is appropriate to reflect not only such relative benefits but also the relative fault of the indemnifying parties in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities (or actions in respect thereof) as well as any other relevant equitable considerations. The relative benefits received by the indemnifying parties shall be deemed to be in the same proportion as the net proceeds to any such party bear to the total net proceeds from the offering before deducting expenses. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the respective indemnifying party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. Provided in no event shall Purchaser's liability pursuant to these indemnity provisions be greater than the amount paid for the Notes and shares of Common Stock purchased pursuant to this Agreement and the Exhibits.

     6.   Miscellaneous

           6A. Successors and Assigns. Except as otherwise expressly provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not; provided that, the registration rights granted to the Purchaser shall not be transferred or assigned by Purchaser other than to an entity wholly owned by Investor.

           6B. Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

           6C. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together will constitute one and the same Agreement.

          6D. Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

           6E. Governing Law; Venue. The corporate law of Delaware will govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity and interpretation of this Agreement and the exhibits, including the Notes and Option, and schedules hereto will be governed by the internal law, and not the law of conflicts, of Delaware. It is the intention of the parties that proper venue for any action, suit or proceeding arising pursuant to this Agreement or in connection with the transactions contemplated herein shall be in Delaware. Each party agrees that any such action, suit or proceeding shall be brought before a state or federal court sitting in the State of Delaware and waives any objection to venue in such court. Each party waives the right to demand a jury in any action, suit or proceeding arising pursuant to this Agreement.

            6F. Notices. All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Agreement (other than notice of a telephonic meeting of the Company's board of directors, which may be given by telephone) will be in writing and will be deemed to have been given either when delivered personally or three (3) business days after having been mailed by certified or registered mail, return receipt requested and postage prepaid, to the recipient. Such notices, demands and other communications will be sent to the Purchaser and to the Company at the address indicated below:

If to the Company:

Electrosource, Inc.
2809 Interstate 35 South
San Marcos, Texas 78666
Attention:  President

With a copy to:

Bret Van Earp
Attorney-at-Law
100 Congress Avenue, Suite 1800
Austin, Texas 78701


If to the Purchaser:

Corning Incorporated
Attn:  Corporate Secretary
One Riverfront Plaza
Corning, New York 14831

or to such other address or to the attention of such other person as the recipient party has specified by prior written notice to the sending party.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first written above.


ELECTROSOURCE, INC.                CORNING INCORPORATED



By:  /s/ Michael G. Semmens        By:   /s/ David H. Fuller
  Michael G. Semmens
  President, CEO and               Printed Name:  David H. Fuller
  Chairman of the Board
                                   Its:  Division VP & Director

                           EXHIBIT "A"
                               TO
                     NOTE PURCHASE AGREEMENT
                     DATED DECEMBER 19, 1997

                 5% CONVERTIBLE PROMISSORY NOTE

     THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE ("BLUE SKY LAWS"), AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR DELIVERY TO THE COMPANY OF EVIDENCE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT AN EXEMPTION FROM REGISTRATION THEREUNDER IS AVAILABLE.

Dated __________                                $________________

       FOR VALUE RECEIVED, Electrosource, Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Corning Incorporated, a New York corporation ("Corning" or the "original holder"), the principal sum of _______________________ ($__________) together with interest thereon calculated from the date hereof, in accordance with the provisions of this Note.
     This Note is one of the 5% Convertible Promissory Notes (the "Note") issued pursuant to a Note Purchase Agreement dated as of December ___, 1997, between the Company and Corning (the "Purchase Agreement"). The Purchase Agreement contains terms governing the rights and obligations of the holder of this Note, and all provisions of the Purchase Agreement are incorporated herein by reference. Unless otherwise indicated herein, capitalized terms used in this Note have the same meanings as set forth in the Purchase Agreement.
Part 1.   Payment of Interest
      lA. Rate of Interest. Interest shall accrue at the rate of five percent (5%) per annum on the unpaid principal amount of this Note outstanding from time to time. Interest shall be paid in cash or, upon prior written consent of Corning, in additional Notes having terms identical to this Note except in respect of principal amount, dated as of the Payment Date (as defined below) with respect to which such interest is payable and having a principal amount equal to the amount of interest accrued and unpaid as of that Payment Date.
      lB. Payment Dates. On June 19, 1998, and December 19, 1998 (each of which dates shall be a "Payment Date"), all unpaid interest that has accrued on the unpaid principal amount of this Note on and prior to such Payment Date or on any overdue interest on this Note shall become due and payable.
      lC. Payment upon Maturity or Prepayment. All accrued interest that has not theretofore been paid shall be paid in full on the date on which the entire principal amount outstanding under this Note is paid, whether upon maturity or upon prepayment. In the event that any portion less than the entire outstanding principal amount of this Note is prepaid pursuant to paragraph 2B, the accrued interest applicable to such portion prepaid  shall be paid as of the effective date of  such  partial prepayment.
      lD. Saving Clause. All agreements and transactions between the Company and the holder of this Note, whether now existing or hereafter arising, whether contained herein or in any other instrument, and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of the maturity hereof, prepayment, demand for prepayment or otherwise, shall the amount contracted for, charged or received by the holder of this Note from the Company for the use, forbearance or detention of the principal indebtedness or interest hereof, which remains unpaid from time to time, exceed the maximum amount permissible under applicable law, it particularly being the intention of the parties hereto to conform strictly to the applicable law of usury. Any interest payable hereunder or under any other instrument relating to the indebtedness evidenced hereby that is in excess of the legal maximum, shall, in the event of acceleration of maturity, prepayment, demand for prepayment or otherwise, be automatically, as of the date of such acceleration, prepayment, demand or otherwise, applied to a reduction of the principal indebtedness hereof and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of such principal, such excess shall be refunded to the Company. To the extent not prohibited by law, determination of the legal maximum rate of interest shall at all times be made by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the indebtedness, all interest at any time contracted for, charged or received from the Company in connection with the indebtedness, so that the actual rate of interest on account of such indebtedness is uniform throughout the term hereof.
Part 2.   Payment of Principal
      2A. Payment upon Maturity. The entire unpaid principal amount hereof shall be due and payable on December 19, 1998.
      2B. Prepayment. The Company may prepay all or any part of this Note at any time in One Hundred Thousand Dollar ($100,000) increments. The Company shall give not less than thirty (30) days prior written notice of its intention to prepay this Note.
Part 3.   Registration of Transfer
      The Company shall keep at its principal office a register for the registration of Notes, which shall contain the name and address of the registered holder (herein referred to as the holder) of the Note and the principal and interest of the Note. No transfer of the Note or any right to receive payments under the Note shall be permitted unless made upon the Company's register. Upon the surrender of any Note or Notes at such place, the Company shall, at the request of the holder of such Note, execute and deliver (at the Company's expense) a new Note or Notes in exchange therefor representing in the aggregate the principal amount represented by the surrendered Note. Each such new Note shall be registered in such name and shall represent such principal amount of Note as is requested by the holder of the surrendered Note and shall be substantially identical in form to the surrendered Note, and interest shall accrue on such new Note from the date to which interest has been fully paid on such Note represented by the surrendered Note; provided that, if any
Note is to be registered in the name of a person or persons other than the holder of the Note, there has been compliance with all laws applicable to such change of registered holder, including but not limited to federal and state securities laws.
Part 4.   Replacement
      Upon receipt of evidence reasonably satisfactory to the Company of the ownership and the loss, theft, destruction or mutilation of any Note, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Company, or, in the case of any such mutilation upon surrender of such Note, the Company shall (at its expense) execute and deliver in lieu of such Note, a new Note of like kind representing the principal amount of Note represented by such lost, stolen, destroyed or mutilated Note and dated the date of such lost, stolen, destroyed or mutilated Note, and interest shall accrue on the Note represented by such new Note from the date to which interest has been fully paid on such lost, stolen, destroyed or mutilated Note.
Part 5.   Cancellation
     After all principal and accrued interest at any time owed on this Note has been paid in full, this Note shall be surrendered to the Company for cancellation and shall not be reissued.
Part 6.   Waiver of Notice, etc.
      The Company hereby waives presentment, demand, notice, protest and all other demands and notice in connection with the delivery, acceptance, performance and enforcement of this Note, and assents to extension of the time of payment or forbearance or other indulgence without notice.
Part 7.   Events of Default
      7A. Events of Default. Each of the following shall constitute an Event of Default:
           (i) the Company fails to pay when due the full amount of any principal or interest on this Note whether at maturity or by acceleration or otherwise;
          (ii) the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent; or the Company petitions or applies to any tribunal for the appointment of a trustee, receiver or liquidator of the Company or of any substantial part of the assets of the Company, or commences any proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced against the Company and either the Company takes any action indicating its approval thereof, consent thereto, or acquiescence therein or such petition, application or proceeding is not dismissed within ninety (90) days;
          (iii) the sale by the Company of a material part of the business or assets of the Company other than in the ordinary course of business;
           (iv) the taking, closing or nationalization of a material part of the business or assets of the Company by governmental or legal action. A "material part of the business or assets of the Company" means more than one-third of the gross assets of the Company as set forth in its most recent audited consolidated financial statements;
           (v) any representation or warranty of the Company set forth in the Purchase Agreement is shown to be, or becomes false or untrue as of the date of this Note.
      7B. Remedies. Upon the occurrence and continuance of any Event or Events of default, the holders of a majority of the combined aggregate principal amount outstanding under this Note and any Notes issued in payment of accrued interest on Notes may, by written notice to the Company, declare all or any part of the unpaid principal amount of the Notes then outstanding to be forthwith due and payable, and thereupon such unpaid principal amount or part thereof, together with interest accrued thereon, shall become so due and payable without presentation, presentment, protest, notice of intent to accelerate, notice of acceleration, or further demand or notice of any kind, all of which are hereby expressly waived, and such holder or holders may proceed to enforce payment of such amount or part thereof in such manner as it or they may elect. The Company hereby waives to the extent not prohibited by applicable law which cannot itself be waived (i) all presentments, demands for performance, notices of nonperformance (except to the extent required by the provisions hereof), (ii) any requirement of diligence or promptness on the part of any holder of Notes in the enforcement of its rights under the provisions of this Note, and (iii) any and all notices of every kind and description which may be required to be given by any statute or rule of law.
Part 8.   Conversion into Common Stock
     8A.  Conversion Procedure.
           (i) At any time on or before payment in full of the principal and accrued interest outstanding hereunder, the holder of this Note may convert all or any portion of the outstanding principal amount hereof (plus accrued but unpaid interest on such principal amount or portion thereof) held by such holder into a number of shares of the Company's Common Stock computed by dividing the principal amount of this Note (plus accrued but unpaid interest thereon) to be converted by the "Conversion Price" (as defined below in Part 8B).
           (ii) Each conversion will be deemed to have been effected as of the close of business on the date on which the instrument representing this Note has been surrendered at the principal office of the Company. At such time as such conversion has been effected, the rights of the holder of this Note as such holder will cease and the person or persons in whose name or names any certificate or certificates for shares of Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.
           (iii) As soon as possible after a conversion has been effected (but in any event within three (3) business days in the case of subparagraph (a) below), the Company will deliver to the converting holder:
                (a)   a  certificate representing the  number  of
shares of Common Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified (provided that, in the event that the name specified by the converting holder is other than that of the converting holder, the Company has received evidence satisfactory to Company counsel that the transfer of Common Stock from the converting holder to the person specified may be accomplished without violation of applicable law);
                (b)  a replacement Note having terms identical to
those of this Note other than the principal amount, which shall be equal to portion of the principal amount of the original Note not converted; and
                (c)   the amount payable under subparagraph  (vi)
below with respect to fractional shares of Common Stock otherwise issuable upon such conversion.
           (iv) The issuance of certificates for shares of Common Stock upon conversion of this Note will be made without charge to the holder of such Note for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of this Note, the Company will take all such actions as are necessary in order to insure that the Common Stock issuable with respect to such conversion will be validly issued, fully paid and nonassessable.
           (v) The Company will not close its books against the transfer of this Note or of Common Stock issued or issuable upon conversion of this Note in any manner which interferes with the timely conversion of this Note.
           (vi) If any fractional interest in a share of Common Stock would, except for the provisions of this subparagraph (vi), be deliverable upon any conversion of this Note, the Company, in lieu of delivering the fractional share therefor, may at its option pay a cash adjustment for such fractional share equal to such fraction times the fair market value per share of the Common Stock at the close of business on the date of conversion, as determined in good faith by the board of directors of the Company.
           (vii) The provisions of this part 8 shall be subject to the limitations imposed by section 2B hereof.
      8B. Conversion Price. The Conversion Price shall be equal to the closing price of the Company's common stock as reported by NASDAQ on December 19, 1997, plus $1.00. In order to prevent dilution of the conversion rights granted under this part 8, the Conversion Price will be subject to adjustment from time to time pursuant to this part 8; provided that the Conversion Price will in no event be less than One and No/100 Dollars ($1.00), the par value.
      8C. Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.
     8D. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company's assets to another Person which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an "Organic Change." Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that each of the holders of Notes will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the conversion of such holder's Notes, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had converted his Notes immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holders of a majority of the outstanding principal amount of Notes then outstanding) to insure that the provisions of this part 8 will thereafter (for so long as such holders have the right to convert the Notes as provided in this part 8) be applicable to the Notes.
     8E.  Notices. Until the maturity of this Note:
           (i) Immediately upon any adjustment of the Conversion Price, the Company will give written notice thereof to the holder of this Note.
          (ii) The Company will give written notice to the holder of this Note at least twenty (20) days prior to the date on which the Company closes its books or takes a record (a) with respect to any dividend or distribution upon Common Stock, (b) with respect to any pro rata subscription offer to holders of Common Stock or (c) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.
           (iii) The Company will also give written notice to the holder of this Note at least thirty (30) days prior to the date on which any Organic Change will take place.
Part 9.   Conversion into Preferred Stock.
     9A.  Conversion Procedure.
           At any time on or before payment in full of the principal and accrued interest outstanding hereunder, the holder of the Note may apply the principal and accrued interest outstanding hereunder against the purchase price of 5% Cumulative Convertible Preferred Stock as provided in Exhibit "B" hereto, the "Securities Purchase Agreement."
Part 10.  Amendment and Waiver
      No amendment, modification or waiver shall be binding or effective with respect to any provision of this Note without the prior written consent of the holders of at least sixty-seven percent (67%) of the combined aggregate principal amount of this Note and any additional Notes issued in payment of accrued interest then outstanding.
Part 11.  Notices
        Except as otherwise expressly provided, all notices referred to herein will be in writing and will be delivered by registered or certified mail, return receipt requested, postage prepaid and will be deemed to have been given when so mailed (i) to the Company, at its principal executive offices and (ii) to any holder of this Note, at such holder's address as it appears in the Note register maintained pursuant to part 3 hereof (unless otherwise indicated by any such holder).

      IN WITNESS WHEREOF, the Company has executed and delivered this Note on __________.

ELECTROSOURCE, INC.


By:
Printed Name:
Its:


                           EXHIBIT "B"
                               TO
                     NOTE PURCHASE AGREEMENT
                     DATED DECEMBER 19, 1997

                  SECURITIES PURCHASE AGREEMENT

   This Securities Purchase Agreement (the "Agreement") is made and entered into as of December __, 1997, by and among Electrosource, Inc., a Delaware corporation (the "Company"), and Corning Incorporated, a New York corporation (the "Investor"). The parties hereto agree as follows:

   1. Authorization and Terms of 5% Cumulative Convertible Preferred Stock. The Company will authorize the issuance and sale to the Investor of 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock par value $1.00 per share ("5% Cumulative Convertible Preferred Stock") having the designations, rights and preferences set forth in the Company's Certificate of Designation attached hereto as Exhibit "A."

   2. Purchase and Sale of 5% Cumulative Convertible Preferred Stock. At the Closing (as defined in part 3), the Investor will purchase 200,000 shares of 5% Cumulative Convertible Preferred Stock for an aggregate consideration of Two Million Dollars ($ 2,000,000.00). The initial conversion price per common share shall be equal to the closing price of the Company's common stock as reported by NASDAQ on December 19, 1997, plus $1.50. The Investor will deliver the consideration for the 5% Cumulative Convertible Preferred Stock at the Closing in the form of (i) a certified, cashier's or other check acceptable to the Company or by wire transfer of funds to an account designated by the Company or (ii) the Notes issued pursuant to the Note Purchase Agreement dated December 19, 1997, marked "paid in full," or (iii) by a combination thereof, in any case by mail or as the parties may otherwise agree. Delivery of the Notes marked "paid in full" shall result in a credit to the Investor of an amount equal to the principal and accrued interest outstanding thereunder; any credit balance due to the investor shall be paid to the investor at the Closing in the form of a certified, cashier's or other check acceptable to the Investor or by wire transfer of funds to an account designated by the Investor.

   3. Closing. The closing of the purchase and sale of the 5% Cumulative Convertible Preferred Stock (the "Closing") will take place by mail or as the parties may otherwise agree. At the Closing, the Company will deliver to the Investor a certificate evidencing the 5% Cumulative Convertible Preferred Stock to be purchased by the Investor, registered in the name of Investor or its nominee, upon payment of the consideration for the 5% Cumulative Convertible Preferred Stock purchased at the Closing in the form and amount described above. The Closing will be held on or before December 19, 1998, or at such other time and location as may be mutually agreed upon by the parties.

   4. Closing Documents. At the Closing, the Company will deliver to the Investor all of the following documents:

        (i) certified copies of the resolutions duly adopted by the Company's board of directors authorizing the execution, delivery and performance of this Agreement, the issuance and sale of the 5% Cumulative Convertible Preferred Stock and the consummation of all other transactions contemplated by this Agreement;

        (ii) copies of the Certificate of Incorporation and the Company's By-Laws, each certified by the Secretary of the Company as in effect at the Closing;

       (iii) a certificate, executed by an officer of the Company on its behalf, certifying that the representations and warranties of the Company contained herein are true and correct in all material respects as of the Closing; and

        (iv)   such  other documents relating to the transactions
     contemplated   by  this  Agreement  as  the   Investor   may
     reasonably request.

   5. Covenants. The Company covenants and agrees with the Investor as follows:

   5A. Financial Statements and Other Information. The Company will deliver to the Investor (so long as such Investor holds any 5% Cumulative Convertible Preferred Stock) copies of all reports required to be filed by the Company pursuant to sections 13 and 14 of the Securities Exchange Act of 1934.

   5B. Reservation of Common Stock. The Company will at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of issuance upon the conversion of the 5% Cumulative Convertible Preferred Stock, such number of shares of Common Stock as are issuable upon the conversion of the 5% Cumulative Convertible Preferred Stock. All shares of Common Stock which are so issuable will, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Company will take all such actions as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Common Stock may be listed (except for official notice of issuance which will be immediately transmitted by the Company upon issuance).

   5C. Investor's Option to Require More Favorable Terms. If the Company enters into any agreement (or series of related agreements) involving the sale of 5% Cumulative Convertible Preferred Stock or of any other class or series of the Company's Preferred Stock, $1.00 par value ("Preferred Stock"), having an aggregate purchase price of at least Five Hundred Thousand Dollars ($500,000) within two years after the execution of this Agreement by the Company and the Investor, the Investor shall have the right, at its option and upon written notice to the
Company:

        (i) if the security issued or to be issued pursuant to such agreement or series of agreements is 5% Cumulative Convertible Preferred Stock, to require that the terms of this Agreement be amended to provide, to the extent reasonably practicable, the same terms and conditions as those contained in such subsequent agreement or series of agreements, provided that the aggregate investment in the Company by the Investor pursuant to such revised agreement shall not be less than Two Million Dollars ($2,000,000);

         (ii) to the extent permitted by applicable laws (including without limitation laws pertaining to unlawful distributions and fraudulent conveyance), to rescind this Agreement, and to enter into a new agreement for the purchase of securities having an aggregate purchase price of Two Million Dollars ($2,000,000) on the terms and conditions offered pursuant to such subsequent agreement or series of agreements, provided that the Company shall not be required to pay any amount to the Investor in respect of the rescission of this Agreement, but shall instead be allowed to retain the purchase price paid hereunder as payment of the purchase price under the substituted agreement. The provisions of this subparagraph (ii) shall not apply unless the rescission and purchase can be effected pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities and Exchange Commission.

      5D. Company's Option to Require Dividend Reinvestment. The Company shall pay any regular semiannual dividend payable upon the 5% Cumulative Convertible Preferred Stock in cash; provided, however, that the Company may elect when and if the same may be declared, but only in accordance with the actual declaration of such dividend, to require the Investor to reinvest all or any portion of such cash dividends toward the purchase of additional newly issued shares of 5% Cumulative Convertible Preferred Stock, at a purchase price per share equal to the Liquidation Value. If the Company elects to require any such reinvestment, the Company shall give notice of such election to the Investor within three
(3) business days after such dividend is declared, stating the total amount of the dividend and the portion thereof as to which the Company has elected to require such reinvestment. The Company shall deliver to the Investor a certificate evidencing the additional shares of 5% Cumulative Convertible Preferred Stock so issued within five (5) business days after the record date in respect of such dividend. Any shares of 5% Cumulative Convertible Preferred Stock issued pursuant to this paragraph 5D shall be duly authorized, validly issued, fully paid, nonassessable and subject to and participating in all rights, privileges, preferences and priorities provided for in this Agreement. The Company may, as a condition to the Investor's right to transfer any shares of 5% Cumulative Convertible
Preferred Stock, require that the transferee enter into an agreement to be bound by the provisions of this Section 5D.


   5E. The Company agrees to indemnify and hold harmless the Investor and each of its directors, employees, agents and representatives against all losses, damages, claims and expenses (including reasonable attorneys' fees) arising from the assertion of claims against the Investor related to the sale to parties other than the Investor of 5% Cumulative Convertible Preferred Stock, or securities having similar terms and conditions, however arising including, without limitation, from representations, warranties, agreements or other conversations or documents such as the Private Placement Memorandum of the Company dated October 1997, or any similar memorandum, prospectus or offering circular, that have been or may be issued or communicated in respect of such securities, as any such of the above may be amended, restated or otherwise modified.

  6. Representations and Warranties.

    6A. Representations by Company. The Company represents, warrants and agrees as follows:

        (i) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is in good standing as a foreign corporation in each jurisdiction where the properties owned, leased or operated, or the business conducted, by it require such qualification, except for such failure to so qualify or be in such good standing, which, when taken together with all other such failures, is not reasonably likely to have a material adverse effect on the financial condition, properties, business or results of operations of the Company or the interest of shareholders in the Company (a "Material Adverse Effect"). The Company has the requisite corporate power and authority to carry on its businesses as they are now being conducted.

        (ii) The authorized capital stock of the Company as of the date hereof consists of 50,000,000 shares of Common Stock, of which 4,230,501 were issued and outstanding as of the date hereof, and none were held in treasury, and 10,000,000 shares of Preferred Stock, par value $1.00 per share ("Preferred Stock"), of which 0 shares were issued and outstanding on the date hereof. All of the outstanding shares of Common Stock have been duly authorized and are validly issued, fully paid and nonassessable. As the date hereof, there were outstanding options and warrants to purchase an aggregate of 3,107,738 shares of Common Stock.

        (iii) The 5% Cumulative Convertible Preferred Stock, and any 5% Cumulative Convertible Preferred Stock issued pursuant to paragraph 5D above, when issued in compliance with the provisions of this Agreement, will be duly authorized and validly issued. The issuance of the 5% Cumulative Convertible Preferred Stock and any additional 5% Cumulative Convertible Preferred Stock issued pursuant to paragraph 5D above will not be subject to any preemptive rights or rights of first refusal created by the Company. The shares of Common Stock issuable upon conversion of the 5% Cumulative Convertible Preferred Stock have been duly authorized and validly reserved. The shares of Common Stock issuable upon conversion of the 5% Cumulative Convertible Preferred Stock are not subject to any preemptive rights or rights of first refusal created by the Company, and upon conversion and cancellation of the 5% Cumulative Convertible Preferred Stock will be duly authorized, validly issued, fully paid and nonassessable and will be free of any liens and encumbrances created by the Company.

        (iv) The Company has the requisite corporate power and authority and has taken all corporate action necessary in order to authorize, execute and deliver this Agreement and to consummate the transactions contemplated hereby and to perform the acts contemplated on its part hereunder. This Agreement is a valid and legally binding agreement of the Company enforceable against the Company in accordance with its terms except as such enforcement may be limited by bankruptcy, insolvency, moratorium or other similar laws affecting creditors' rights generally or by equitable principles.

        (v) The offer, sale and issuance of the 5% Cumulative Convertible Preferred Stock and the shares of Common Stock issuable upon conversion thereof as contemplated by this Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and from the registration or qualification requirement of the laws of any applicable state or other jurisdiction. Except as the same shall have been made or obtained at or prior to the Closing, and except for Form D and related state securities law filings with the Securities and Exchange Commission and applicable state securities boards to be made following the Closing, no notices, reports or other filings are required to be made by the Company with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by the Company from, any governmental or regulatory authority, agency, commission, court or other entity, domestic or foreign ("Governmental Entity"), in connection with the execution and delivery of this Agreement by the Company, the consummation by the Company of the transactions contemplated hereby and the performance of the acts contemplated on the part of the Company hereunder.

        (vi) The Company is not in violation of any term of its Certificate of Incorporation or By-Laws. Except as may be disclosed in Exhibit "B" hereto, the Company has, to the best of its knowledge, information and belief, complied in all material respects with all material leases, contracts, notes, mortgage, indentures, arrangements or other obligations and commitments ("Contracts") to which the Company is a party or by which the Company or its assets are bound or subject, and there does not currently exist any event of default under any such agreement or any event which, after notice or lapse of time or both, would constitute an event of default under such agreement, plan, arrangement or commitment, in each case to the extent that such failure to comply, event of default or event which would constitute an event of default would result in a Material Adverse Effect to the Company. The execution and delivery of this Agreement by the Company do not, and the consummation by the Company of the transactions contemplated hereby and the performance of the acts contemplated on the part of the Company hereunder will not, constitute or result in (A) a breach or violation of, or a default under, the Certificate of Incorporation or By-Laws of the Company, or
     (B) a breach, violation or event triggering a right of termination of, or a default under, or the acceleration of or the creation of a lien, pledge, security interest or other encumbrance on assets (with or without the giving of notice or the lapse of time or both) pursuant to any provisions of any Contract or any law, rule, ordinance or regulation, agreement, instrument or judgment, decree, order or award to which the Company or its assets are bound or any governmental or non-governmental authorization, consent, approval, registration, franchise, license or permit under which the Company conducts its business.

        (vii) No investment banker, broker or finder is entitled to any financial advisory, brokerage or finder's fee or other similar payment from either the Investor or the Company based on agreements, arrangements or undertakings made by the Company or any of its directors, officers or employees in connection with the transactions and acts contemplated hereby except as may be disclosed in Exhibit "C" hereto.

        (viii) In furnishing information to the Investor for purposes of this Agreement, the Company has not made any untrue statement of material fact or omitted to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

        (ix) The Company possess all patents, patent rights, trademarks, service marks, trademark rights, service mark rights, trade names, trade name rights, copyrights, mask works, trade secrets, proprietary software, proprietary rights and process necessary to conduct its business as now conducted and as planned to be conducted, without, to the best of the Company's knowledge, conflict with or infringement upon any valid rights of others, the lack of which could have a Material Adverse Effect, and has not received any notice of infringement upon or conflict with the asserted rights of others. The Company has all permits, licenses and other similar authority necessary for the conduct of its business as now being conducted and as planned to be conducted, the lack of which could have a Material Adverse Effect, and it is not in default in any material respect under any of such permits, licenses or other similar authority.

         (x) The Company has heretofore delivered or made available to the Investor complete and correct copies of all reports and other filings filed by The Company with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since January 1, 1994, through the date hereof (such reports and other filings are collectively referred to herein as the "Company Exchange Act Filings"). Except as set forth in Exhibit C hereto, as of their respective dates, the Company Exchange Act Filings substantially complied in all material respects with the published rules and regulations of the SEC with respect thereto and did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements of the Company included in the Company Exchange Act Filings (i) were prepared from the books and records of the Company, (ii) were prepared in accordance with generally accepted accounting principles, except as otherwise permitted under the Exchange Act and the rules and regulations thereunder and (iii) present fairly in all material respects the financial position of the Company as at the dates thereof and the results of its operations and cash flows for the periods then ended, subject to the qualifications set forth in the respective Reports of Independent Auditors thereto. The unaudited consolidated financial statements included in the Exchange Act Filings comply in all material respects with the published rules and regulations of the SEC with respect thereto; and such unaudited consolidated financial statements (i) were prepared from the books and records of the Company, (ii) were prepared in accordance with generally accepted accounting principles, except as otherwise permitted under the Exchange Act and the rules and regulations thereunder, applied on a consistent basis (except as may be expressly indicated therein or in the notes thereto) and (iii) present fairly the financial position of the Company as at the dates thereof and the results of its operations and cash flows for the periods then ended, subject to the same qualifications as set forth in the audited financial statements in the respective Reports of Independent Auditors, and subject to normal year-end adjustments which would not have a material adverse effect on the Company and any other adjustments expressly described therein or in the notes thereto.

        (xi) The Private Placement Memorandum of the Company, dated October 1997 as updated or replaced, and all other documents, certificates, schedules or written statements furnished to the Investor by or on behalf of the Company in connection with the transactions contemplated hereby as of the date thereof did not contain any untrue statement of a material fact and do not omit to state any material fact necessary in order to make the statements contained therein or herein not misleading in the light of the circumstances under which they were made.

        (xii) The Company has no outstanding indebtedness for borrowed money except as reflected in the Financial Statements and the notes thereto and is not a guarantor or otherwise contingently liable for any such indebtedness (including, without limitation, liability by way of agreement, contingent or otherwise, to purchase, provide funds for payment, supply funds or otherwise invest in any debtor or otherwise to insure any creditor against loss).
     Except as set forth in Exhibit B, the Company is not in default under the provisions of any instrument evidencing any indebtedness of the Company or any agreement relating thereto.

        (xiii) The Company maintains insurance to protect the Company and its financial condition against the risks involved in the business conducted by the Company to the extent and in the manner customary for companies in similar businesses similarly situated.

       (xiv) There is no litigation, action, suit, proceeding or investigation pending or threatened against or affecting the Company before any court or before any governmental or administrative agency which contests the Company's right to own, produce, manufacture, update, maintain, sell or use any product, database, software, process, method, substance, part or other material presently or planned to be owned, produced, manufactured, updated, maintained, sold or used by the Company in connection with the operations of the Company. The Company has no actual knowledge or belief that
     (I) there presently exists, or there is pending or planned, any patent, invention, device, application or any statute, rule, law regulation, standard or code which would have a Material Adverse Effect or (ii) there is any other factor (other than fire, flood, earthquake, accident, act of war or civil commotion, or any other cause or event beyond the control of the Company) which may Materially Adversely Effect the condition (financial or otherwise), prospects or operations of the Company.

        (xv) Since the latest date of the Financial Statements, the Company has conducted business only in the ordinary and usual course of business and, other than as specifically or generally reflected on the Financial Statements, there has not been any event or condition of any character which, alone or in combination, is a Material Adverse Effect, including but not limited to:

           (a) any material adverse change in the condition, prospects, assets, liabilities or business of the Company from that reflected in the Financial Statements;

           (b) any damage, destruction or loss of any of the properties or assets of the Company (whether or not covered by insurance) materially adversely affecting the assets, properties, financial conditions, operations, prospects, business or plans of the Company;

           (c) any material adverse change or amendments to a contract or arrangement by which the Company or any of its assets is bound or subject;

          (d) any declaration, setting aside or payment or other distribution in respect of any of the Company's capital stock, or any direct or indirect redemption, purchase or other acquisition of any such stock by the Company;

           (e) any waiver by the Company of a valuable right or material debt owed to it;

           (f) any labor trouble, or any event or condition of any character, materially adversely affecting the business or plans of the Company.


       (xvi) The Company has filed within the time prescribed by law (including extensions of time approved by the appropriate taxing authority) all tax returns and reports required to be filed with the United States Internal Revenue Service and with the State of Delaware and (except to the extent that the failure to file would not have a Material Adverse Effect) with all other jurisdictions where such filing is required by law; and the Company has paid, or made adequate provision in the Financial Statements for the payment of, all taxes, interest, penalties, assessments or deficiencies shown to be due or claimed to be due on or in respect of such tax returns and reports. The Company knows of (i) no unpaid assessment for additional taxes for any fiscal period or any basis therefor and (ii) no other tax returns or reports which are required to be filed which have not been so filed.

   6B. Representations by Investor. The Investor represents, warrants and agrees as follows:

        (i) Investor is purchasing the 5% Cumulative Convertible Preferred Stock for its own account for the purpose of investment and not with a view toward the redistribution or resale of any thereof. Investor is not a party to any arrangement, understanding or agreement for transferring or disposing of the 5% Cumulative Convertible Preferred Stock;

        (ii)   Investor  is  aware that the purchase  of  the  5%
     Cumulative   Convertible  Preferred   Stock   represents   a
     speculative investment;

        (iii) Before executing this Agreement, representatives of Investor were furnished all information with respect to the Company that they requested and representatives of Investor were given the opportunity to ask Company executives all questions that such representatives had;

         (iv)   Investor  confirms  that  it  is  an  "Accredited
     Investor", as such term is defined in Rule 501 of Regulation
     D promulgated under the Securities Act;

       (v) Investor confirms that it is able to bear the economic risk inherent in its investment and understands that there currently is no, and that there may not ever be any, private or public market for the 5% Cumulative Convertible Preferred Stock in the event that Investor needs to liquidate its investment;

        (vi) Investor agrees that it will not offer or sell the 5% Cumulative Convertible Preferred Stock or any of the shares of Common Stock into which the 5% Cumulative Convertible Preferred Stock are convertible unless the 5% Cumulative Convertible Preferred Stock or such shares of Common Stock are registered under the Securities Act and under all applicable state securities laws, unless Investor has established to the reasonable satisfaction of the Company that no such registration is required;

         (vii) Investor agrees that appropriate restrictive endorsements will be placed on the certificate(s) evidencing the 5% Cumulative Convertible Preferred Stock and on the certificate(s) evidencing the shares of Common Stock into which the 5% Cumulative Convertible Preferred Stock is convertible to reflect the foregoing and that the Company will give appropriate stop transfer instructions to the person in charge of the transfer of its securities, including the 5% Cumulative Convertible Preferred Stock and the Common Stock. Upon request of the holder of such certificate(s), the Company shall give an instruction to the transfer agent to process the transfer if (i) with such request, the Company shall have received either (A) an opinion of legal counsel, addressed to the Company and reasonably satisfactory in form and substance to the Company, to the effect that the proposed transfer of such securities may be effected without registration under the
     Securities Act, or (B) a "no-action" letter from the Securities and Exchange Commission (the "Commission") to the effect that the distribution of such securities without registration will not result in a recommendation by the staff of the Commission that action be taken with respect thereto, or (ii) such holder is eligible to utilize paragraph (k) of Rule 144 (or any successor rule) as then in effect under the Securities Act.

       (viii) No investment banker, broker or finder is entitled to any financial advisory, brokerage or finder's fee or other similar payment from either the Investor or the Company based on agreements, arrangements or undertakings made by the Investor or any of its directors, officers or employees in connection with the transactions and acts contemplated hereby.

  7. Registration Rights.

   7A. The Investor shall have the registration rights set forth in this section 7A(i) and (ii).

         (i) From and after the first anniversary of this Agreement, the Investor shall have the right, by written notice to the Company, to require the Company to use its best reasonable efforts to register the sale under the Securities Act of 1933, as amended (the "Securities Act") on up to two occasions all or any shares of the Common Stock issued or issuable upon conversion of the 5% Cumulative Convertible Preferred Stock owned by the Investor ("Demand Covered Shares") representing at least one percent (1%) of the shares of Common Stock outstanding. The Company shall have no obligation with respect to the selection by the Investor of any underwriter to be used in connection with such sale, but shall have the right to approve such selection, which approval shall not be unreasonably withheld or delayed. The Company shall be entitled to sell shares of Common Stock (to be newly issued or from shares held in treasury) and/or have other shareholders sell shares of Common Stock pursuant to such demand registration unless the Investor's underwriters believe, or if the offering is not underwritten, upon a good faith determination by the Investor's Board of Directors or a committee thereof that such inclusion would adversely affect the success of the proposed offering by the Investor. The Company shall be entitled to defer filing any registration statement with respect to such demand registration (A) for a reasonable period in order to insure that such filing would not result in an effective registration statement within six (6) months of an underwritten offering by the Company of its securities for its own account or (B) for a period of up to ninety (90) days upon a good faith determination by the Company's management that the filing of a registration statement at such time would be detrimental to the Company due to the pendency of a material acquisition or financing or for other reasonable cause. Investor may request that the Company withdraw any such registration statement at any time prior to its effectiveness; provided that, any such withdrawn registration statement shall be treated as a completed registration fulfilling the obligations of the Company pursuant to this section 7A(i) unless the Investor shall reimburse the Company for all of the Company's costs and expenses incurred in connection with such registration within thirty days following the request to withdraw. In the event a registration statement has not been filed within one hundred eighty (180) days of demand because of the lack of good faith efforts by the Company, then for each thirty
     (30) day period thereafter until a registration statement has been filed, the Company shall be required to issue to Investor an additional one percent (1%) of the shares requested to be registered.

        (ii) If the Company proposes to sell shares of Common Stock for its own account and to register the sale of such shares under the Securities Act, or if the Company proposes to register the sale of shares of Common Stock to be sold for the account of any shareholder, it shall give written notice of such proposed registration to Investor as promptly as possible and shall, subject in all cases to section 7B, use its reasonable efforts to include in the offering such number of shares of Common Stock received by Investor upon conversion of the 5% Cumulative Convertible Preferred Stock then owned by Investor as Investor shall request to be included ("Piggyback Covered Shares" and together with Demand Covered Shares, "Covered Shares") within twenty-five
     (25) days after the giving of such notice, such offering to be upon the same terms (including method of distribution) as the securities being sold by the Company or any selling shareholder pursuant to any such offering.

   7B.  The  Company's  obligation to include  Piggyback  Covered
Shares  owned  by  Investor in any offering pursuant  to  section
7A(ii) shall in all cases be subject to the following limitations and qualifications:

        (i) The Company shall not be required to give notice to Investor or include such shares in any such registration if the proposed registration is (A) a registration of a stock option or compensation plan or of Common Stock issued or issuable pursuant to any such plan, (B) a registration of Common Stock proposed to be issued in exchange for securities or assets of, or in connection with a merger or consolidation with, another corporation, or (C) to be on a form of registration statement for which the Piggyback Covered Shares are not eligible;

       (ii) The Company may require that the number of Piggyback Covered Shares requested to be included in such registration be reduced, or that all such shares be excluded from any such registration, if it is advised in writing by its managing underwriter (or, if the offering is not underwritten, upon a good faith determination by the Company's board of directors) that such reduction or exclusion, as the case may be, is necessary to avoid materially adversely affecting the public offering of the securities being offered by the Company. If the Company shall require such a reduction, Investor shall have the right to withdraw from the offering;

        (iii)  In  the event that the number of shares of  Common
     Stock included in any registration is to be reduced pursuant to section 7B(ii):

            (A) If the registration in question is one initiated by any person or persons other than the Company exercising demand registration rights in order to allow the sale of Common Stock for the account of such person or persons, then any reduction in the number of shares to be included in such registration shall first affect only shares other than the shares of Common Stock requested to be included by the person or persons initiating the registration; and

            (B) Subject to subparagraphs 7B(iii)(A) and (B), in the event that the Company requires that the number of shares to be included in such registration be reduced, such reduction shall be applied pro rata among all parties having registration rights in proportion to the number of shares requested to be registered by each.

        (iv) The Company shall not be required to include any Piggyback Covered Shares in any registration to the extent that the inclusion thereof would result in a reduction in the number of shares included in the registration by the person or persons (including the Company) initiating the registration in question or would reduce the per share price of the offering.

        (v)  The Company may, in its sole discretion and  without
     the   consent   of  Investor,  withdraw  such   registration
     statement  and  abandon  the  proposed  offering  in   which
     Investor had requested to participate.

   7C In connection with any registration of Covered Shares undertaken by the Company pursuant to this part 7, the Company shall:

        (i)  prepare  and file with the Securities  and  Exchange
     Commission (the "Commission") a registration statement with respect to such shares and use its best efforts to cause such registration statement to become effective;

       (ii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement current for such period not to exceed 180 days as Investor shall request and to comply with the provisions of the Securities Act with respect to the sale of all Covered Shares covered by such registration statement during such period;

        (iii) provide Investor a reasonable opportunity to review prior to filing (A) any registration statement filed by the Company in connection with a registration in which Investor is participating pursuant to this part 7, and (B) any amendments or supplements to such registration statement and any prospectus used in connection therewith;

        (iv) furnish to Investor such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and prospectus supplement), in conformity with the requirements of the Securities Act, and such other documents as Investor may reasonably request in order to facilitate the sale of the Covered Shares covered by such registration statement;

        (v) use its best efforts to register or qualify the Covered Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as Investor shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable Investor to consummate the sale in such jurisdictions of such shares; provided that the Company shall not for any such purpose be required to register or qualify the covered shares covered by such registration statement in any jurisdiction in which the Common Stock is not then qualified for public trading, to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this section 7C(v) be obligated to be so qualified, to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction, and provided further that, in the case of a registration pursuant to section 7A(ii), in the event that the Investor proposes to sell such shares in any jurisdiction in which the Company or any selling shareholder other than Investor does not propose to sell shares being registered, the expense of registration or qualification in any such additional  jurisdictions other  than  those  in  which  the
     Company or any selling shareholder other than Investor proposes to sell, including all legal fees incurred in connection with such additional registrations or qualifications, shall be borne by Investor;

        (vi) notify Investor at any time when a prospectus relating to the Covered Shares covered by such registration statement is required to be delivered under the Securities Act, of the Company's becoming aware that the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and at the request of Investor promptly prepare and furnish to Investor a reasonable number of copies of a prospectus supplemented or amended so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

        (vii) use its best efforts to cause all of the Covered Shares included in such registration statement to be listed on each securities exchange on which securities of the same class issued by the Company are then listed or, if there shall then be no such listing, to be accepted for quotation on NASDAQ; and

        (viii)   provide a transfer agent and registrar  for  the
     Covered  Shares covered by such registration  statement  not
     later   than   the  effective  date  of  such   registration
     statement; and

   7D. For as long as Investor shall continue to hold any Covered Shares, the Company shall use reasonable efforts to file, on a timely basis, all annual, quarterly and other reports required to be filed by it under Sections 13 and 15(d) of the Exchange Act, and the rules and regulations of the Commission thereunder, as amended from time to time. In the event of any proposed sale of Covered Shares by Investor pursuant to Rule 144 (or any successor rule) under the Securities Act, the Company shall cooperate with Investor so as to enable such sales to be made in accordance with applicable laws, rules and regulations, the requirements of the Company's transfer agents, and the reasonable requirements of the broker through which the sales are proposed to be executed.

   7E. The costs and expenses of any registration effected pursuant to this part 7 shall be allocated as provided in this section 7E:

        (i) "Registration Expenses" shall mean all expenses incurred by the Company in complying with this part 7, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, transfer agents' and registrars' fees, fees and disbursements of counsel for the Company, blue sky fees and expenses, and the expense the Company's accountants, including the cost of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company).

        (ii) "Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale and all fees and disbursements of counsel for any holder.

        (iii)  In  connection with any registration  pursuant  to
     section 7A(i), the Company shall pay all Registration Expenses, and Investor shall pay all Selling Expenses; provided that, in the event that the Company or any other person shall include shares of Common Stock in such registration, Selling Expenses (other than fees and disbursements of counsel to any such person) shall be shared among all such persons including shares pro rata based upon the number of Common Shares included in the registration by each such person.

       (iv) In connection with any registration initiated by the Company in which Investor participates pursuant to section 7A(ii), the Company shall pay all Registration Expenses, and Investor shall pay all Selling Expenses attributable to the inclusion in the offering of the Covered Shares being sold by Investor.

        (v) In connection with any registration initiated by any person other than the Company or the Investor in which Investor participates pursuant to section 7A(ii), the Company or such person shall pay all Registration Expenses, as may be provided by the agreement granting registration rights to such person, and Investor shall pay all Selling Expenses attributable to the inclusion in the offering of the Covered Shares being sold by Investor.

   7F. In the case of each registration effected by the Company pursuant to this part 7, the Company agrees to indemnify and hold harmless Investor, each person who controls the Investor, the directors and employees of Investor, each underwriter of the Covered Shares so registered and each person who controls any such underwriter within the meaning of Section 15 of the Securities Act, against any and all losses, claims, damages or liabilities to which they or any of them may become subject under the Securities Act or any other statute or common law, including any amount paid in settlement of any litigation, commenced or threatened, if such settlement is effected with the written consent of the Company, and to reimburse them for any legal or other expenses incurred by them in connection with investigating any claims and defending any actions, insofar as any such losses, claims, damages, liabilities or actions arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact contained in the registration statement relating to the sale of the Covered Shares, or any post-effective amendment thereto, or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus, if used prior to the effective date of such registration statement, or contained in the final prospectus (as amended or supplemented if the Company shall have filed with the Commission any amendment thereof or supplement thereto) if used within the period during which the Company is required to keep the registration statement to which such prospectus relates current, or the omission or alleged omission to state therein (if so used) a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that the indemnification agreement contained in this section 7F shall not (x) apply to such losses, claims, damages, liabilities or actions arising out of, or based upon, any such untrue statement or alleged untrue statement, or any such omission or alleged omission, if such statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by Investor or such underwriter for use in connection with the preparation of the registration statement, any preliminary prospectus or final prospectus contained in the registration statement, or any amendment or supplement thereto, or (y) inure to the benefit of any underwriter or any person controlling such underwriter, if such underwriter failed to send or give a copy of the final prospectus to the person asserting the claim at or prior to the delivery of certificates representing Covered Shares or of written confirmation of the sale of Covered Shares to such person and if the untrue statement or omission concerned had been corrected in such final prospectus.

   7G. In the case of a registration effected by the Company pursuant to this part 7, Investor and each underwriter of the Covered Shares to be registered shall agree in the same manner and to the same extent as set forth in section 7F to indemnify and hold harmless the Company, each person who controls the Company, the directors of the Company and those of its officers who shall have signed any such registration statement, with respect to any untrue statement or alleged untrue statement in, or omission or alleged omission from, such registration statement or any post-effective amendment thereto or any preliminary prospectus or final prospectus (as amended or as supplemented, if amended or supplemented as aforesaid) contained in such registration statement, if such statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by Investor or any such underwriter for use in connection with the preparation of such registration statement or any preliminary prospectus or final prospectus contained in such registration statement or any such amendment or supplement thereto.

   7H. Each indemnified party shall, with reasonable promptness after its receipt of written notice of the commencement of any action against such indemnified party in respect of which indemnity may be sought from an indemnifying party on account of an indemnity agreement contained in this part 7, notify the indemnifying party in writing of the commencement thereof. In case any such action shall be brought against any indemnified party and it shall so notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under this part 7 for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation. The indemnity agreements in this part 7 shall be in addition to any liabilities that the indemnifying parties may have pursuant to law.

   7I. If the indemnification provided for in this part 7 shall be unavailable to or insufficient to hold harmless an indemnified party under sections 7F or 7G above in respect of any losses, claims, damages or liabilities (or actions in respect thereof) referred to therein, then the indemnifying parties shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportions as are appropriate to reflect to the relative benefits received by the respective indemnifying parties from the offering of the Covered Shares. If, however, the allocation provided by the immediately preceding sentence is not permitted by applicable law, or if the indemnified party failed to give the notice required under section 7H above, then each indemnifying party shall contribute to such amount paid by or payable by such indemnified party in such proportion as is appropriate to reflect not only such relative benefits but also the relative fault of the indemnifying parties in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities (or actions in respect thereof) as well as any other relevant equitable considerations. The relative benefits received by the indemnifying parties shall be deemed to be in the same proportion as the net proceeds to any such party bear to the total net proceeds from the offering before deducting expenses. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the respective indemnifying party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

   7J. The registration rights granted pursuant to this part 7 shall not be available with respect to covered shares if such Covered Shares then held by the Investor may be sold pursuant to Rule 144 (or any successor rule) during the three month period immediately succeeding Investor's notice or request pursuant to
Section 7A.

  8. Miscellaneous.

   8A. Successors and Assigns. Except as otherwise expressly provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not; provided that, the rights granted to the Investor pursuant to part 7 hereof shall not be transferred or assigned by Investor other than to an entity wholly owned by Investor.

   8B. Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

  8C. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together will constitute one and the same Agreement.

   8D. Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

   8E. Governing Law; Venue The corporate law of Delaware will govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity and interpretation of this Agreement and the exhibits and schedules hereto will be governed by the internal law, and not the law of conflicts, of Delaware. It is the intention of the parties that proper venue for any action, suit or proceeding arising pursuant to this Agreement or in connection with the transactions contemplated herein shall be in Travis County, Texas. Each party agrees that any such action, suit or proceeding shall be brought before a state or federal court sitting in the City of Austin, Travis County, Texas and waives any objection to venue in such court. Each party waives the right to demand a jury in any action, suit or proceeding arising pursuant to this Agreement.

  8F. Notices. All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Agreement (other than notice of a telephonic meeting of the Company's board of directors, which may be given by telephone) will be in writing and will be deemed to have been given either when delivered personally or three business days after having been mailed by certified or registered mail, return receipt requested and postage prepaid, to the recipient. Such notices, demands and other communications will be sent to the Investor and to the Company at the address indicated below:

If to the Company:

Electrosource, Inc.
2809 IH 35 South
San Marcos, Texas 78666
Attention: Michael G. Semmens

With a copy to:

Bret Van Earp
Attorney-at-Law
100 Congress Avenue, Suite 1800
Austin, Texas 78701

If to the Investor:

Corning Incorporated
Attn: Corporate Secretary
One Riverfront Plaza
Corning, New York 14831

or to such other address or to the attention of such other person as the recipient party has specified by prior written notice to the sending party.
   IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED


By:                                By:
Printed Name:                      Printed Name:
Title:                             Title:
                           EXHIBIT "A"
                TO SECURITIES PURCHASE AGREEMENT
                    DATED _____________, 1998

                   CERTIFICATE OF DESIGNATION

                       ELECTROSOURCE, INC.

           5% CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  $1.00 PAR VALUE ("5% CUMULATIVE CONVERTIBLE PREFERRED STOCK")

    Pursuant to Section 151 of the General Corporation Law of the State of Delaware and Article Four of its Restated Certificate of Incorporation, Electrosource, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"),

    DOES HEREBY CERTIFY that pursuant to the authority conferred upon the Board of Directors of the Corporation by the Restated Certificate of Incorporation of the Corporation and by the General Corporation Law of the State of Delaware, said Board of Directors, at a meeting duly called and held on December 19, 1997, adopted a resolution providing for the creation of a new series of Preferred Stock, to be designated 5% Cumulative Convertible Preferred Stock, consisting of not more than
1,000,000 shares, which resolution reads in its entirety as follows:

    RESOLVED, that pursuant to the authority provided in the Corporation's Restated Certificate of Incorporation and expressly granted to and vested in the Board of Directors of the Corporation, this Board of Directors hereby creates out of the Preferred Stock, $1.00 par value per share, a new series of Preferred Stock to be designated 5% Cumulative Convertible Preferred Stock, consisting of 1,000,000 shares, and this Board of Directors hereby fixes the designation and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, to the extent not otherwise provided in the Corporation's Restated Certificate of Incorporation, as follows:

Designation of Series

    The designation of the new series of Preferred Stock created by this resolution shall be "5% Cumulative Convertible Preferred Stock." The powers, preferences and rights, and the qualifications, limitations and restrictions thereof, to the extent not otherwise provided in the Corporation's Restated Certificate of Incorporation, shall be as follows:

Part 1.   Dividends.

    1A. Cumulative Dividends. Dividends shall accrue on the 5% Cumulative Convertible Preferred Stock at a rate per annum per share equal to five percent (5%) of the Liquidation Value of each share of 5% Cumulative Convertible Preferred Stock, and shall be payable when and as declared by the Board of Directors. All dividends declared upon the 5% Cumulative Convertible Preferred Stock shall be payable semiannually on June 30 and December 31 of each year. Dividends upon the 5% Cumulative Convertible Preferred Stock shall be cumulative, and no dividend or distribution shall be made upon the Common Stock or any Junior Securities until all dividends accrued with respect to the 5% Cumulative Convertible Preferred Stock, whether or not declared, have been paid.

Part 2.   Liquidation.

    2A. Liquidation Preference. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of outstanding 5% Cumulative Convertible Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the aggregate Liquidation Value of all 5% Cumulative Convertible Preferred Stock outstanding. If, upon any such liquidation, dissolution or winding up of the Corporation, the Corporation's assets to be distributed among the holders of the 5% Cumulative Convertible Preferred Stock are insufficient to permit payment to such holders of the aggregate amount that they are entitled to be paid, then the entire assets to be distributed will be distributed ratably among such holders in proportion to the full respective preferential amounts to which they are entitled. Written notice of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable to holders of 5% Cumulative Convertible Preferred Stock in such circumstances shall be payable, shall be given by first-class mail, postage prepaid, mailed not less than twenty days prior to any payment date stated therein, to the holders of 5% Cumulative Convertible Preferred Stock, at the address shown on the books of the Corporation or the transfer agent for the 5% Cumulative Convertible Preferred Stock.

Part 3.   Redemptions.

    3A. Redemption at Option of Corporation. No shares of the 5% Cumulative Convertible Preferred Stock may be redeemed without the consent of the holder of such shares prior to January 1, 2000. From and after [January 1, 2000], the Corporation may redeem from time to time and at such times as it may appoint, all or any part of the shares of 5% Cumulative Convertible Preferred Stock outstanding. For each Preferred Share that is to be redeemed pursuant to this part 3, the Corporation will be obligated on the redemption date to pay the holder thereof (upon surrender by such holder at the Corporation's principal office of the certificate representing such Preferred Share) an amount in immediately available funds equal to the Liquidation Value thereof. In the case of a redemption of a part only of the 5% Cumulative Convertible Preferred Stock, the shares to be redeemed shall be selected by lot or in such other manner as the Board of Directors may determine. Notwithstanding the foregoing, if the Corporation is in default with respect to any dividend payable on or any sinking or other purchase fund or other requirement relating to shares of Preferred Stock of the Corporation, it shall not redeem any shares of 5% Cumulative Convertible Preferred Stock except pro rata pursuant to offers of sale made by holders of the all series of Preferred Stock in response to an invitation for tenders given simultaneously by the Corporation by mail to the holders of all shares of the Preferred Stock then outstanding.

    3B. Notices. Unless otherwise required by law, notice of redemption will be sent to holders of 5% Cumulative Convertible Preferred Stock at the address shown on the books of the Corporation or any transfer agent for the 5% Cumulative Convertible Preferred Stock by first-class mail, postage prepaid, mailed not less than twenty, nor more than sixty days prior to the redemption date. Each such notice shall state: (i) the redemption date; (ii) the total number of shares of 5% Cumulative Convertible Preferred Stock to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) the conversion rights of the shares to be redeemed, the period within which conversion rights may be exercised, and the Conversion Price and number of shares of Common Stock issuable upon conversion of a share of 5% Cumulative Convertible Preferred Stock on the date such notice is sent.

    3C. Redeemed or Otherwise Acquired 5% Cumulative Convertible Preferred Stock. Any shares of 5% Cumulative Convertible Preferred Stock that are redeemed or otherwise acquired by the Corporation will be canceled and will not be reissued, sold or transferred.

Part 4.   Voting Rights

   4A. General. Except as required by the General Corporation Law of Delaware and Section 4B hereof, holders of 5% Cumulative Convertible Preferred Shares shall not be entitled to vote with respect to such 5% Cumulative Convertible Preferred Shares on any matter to be voted upon by the Corporation's shareholders.

    4B. So long as any shares of 5% Cumulative Convertible Preferred Stock are outstanding, the consent of the holders of at least a majority of the outstanding shares of 5% Cumulative Convertible Preferred Stock, given in person or by proxy, either at a regular meeting or at a special meeting called for that purpose, at which the holders of 5% Cumulative Convertible Preferred Stock shall vote separately as a series, shall be necessary for effecting, validating or authorizing any one or more of the following:

      (i) the amendment, alteration or repeal of any of the provisions of the Certificate of Incorporation, as amended, of the Corporation or any amendment thereto or any other certificate filed pursuant to law (including any such alteration, amendment or repeal effected by any merger or consolidation to which the Corporation is a party) that would adversely change any of the rights, powers or preferences of outstanding shares of 5% Cumulative Convertible Preferred Stock; or

      (ii) any merger or consolidation with or into, or any sale, transfer, exchange or lease of all or substantially all of the assets of the Corporation to, any other corporation, in either case that would adversely change any of the rights, powers or preferences of outstanding shares of 5% Cumulative Convertible Preferred Stock.

Part 5.   Conversion.

   5A. Conversion Procedure.

     (i) Any holder of 5% Cumulative Convertible Preferred Stock may convert all or any portion of the shares of 5% Cumulative Convertible Preferred Stock held by such holder into a number of shares of the Corporation's Common Stock computed by multiplying the number of shares of 5% Cumulative Convertible Preferred Stock to be converted by $10.00 and dividing the result by the "Conversion Price" (as defined below) then in effect.

     (ii) Each conversion of 5% Cumulative Convertible Preferred Stock will be deemed to have been effected as of the close of business on the date on which the certificate or certificates representing the shares of 5% Cumulative Convertible Preferred Stock to be converted have been surrendered at the principal office of the Corporation duly assigned or endorsed for transfer to the Corporation (or accompanied by duly executed stock powers relating thereto) together with a notice of conversion specifying (i) the number of shares of 5% Cumulative Convertible Preferred Stock to be converted and the name or names in which such holder wishes the certificate or certificates for Common Stock and for any shares of 5% Cumulative Convertible Preferred Stock not to be so converted to be issued (together with an opinion of counsel that the transfer may be made without registration if the name is different than that of the holder) and (ii) the address to which such holder wishes delivery to be made of such new certificates to be issued upon such conversion. At such time as such conversion has been effected, the rights of the holder of such 5% Cumulative Convertible Preferred Stock as such holder will cease and the Person or Persons in whose name or names any certificate or certificates for shares of Common
     Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

     (iii) As soon as possible after a conversion has been effected (but in any event within five business days in the case of subparagraph (a) below), the Corporation will deliver to the converting holder:

             (a) a certificate representing the number of shares of Common Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;

             (b) the amount payable under subparagraph (vi) below with respect to fractional shares of Common Stock otherwise issuable upon such conversion; and

             (c) a certificate representing any shares of 5% Cumulative Convertible Preferred Stock which were represented by the certificate or certificates delivered to the Corporation in connection with such conversion but which were not converted.

     (iv) The issuance of certificates for shares of Common Stock upon conversion of 5% Cumulative Convertible Preferred Stock will be made without charge to the holders of such 5% Cumulative Convertible Preferred Stock for any issuance tax in respect thereof or other cost incurred by the Corporation in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of each share of 5% Cumulative Convertible Preferred Stock, the Corporation will take all such actions as are necessary in order to insure that the Common Stock issuable with respect to such conversion will be duly authorized, validly issued, fully paid and nonassessable.

     (v) The Corporation will not close its books against the transfer of 5% Cumulative Convertible Preferred Stock or of Common Stock issued or issuable upon conversion of 5% Cumulative Convertible Preferred Stock in any manner which interferes with the timely conversion of 5% Cumulative Convertible Preferred Stock.

     (vi) If any fractional interest in a share of Common Stock would, except for the provisions of this subparagraph (vi), be deliverable upon any conversion of 5% Cumulative Convertible Preferred Stock, the Corporation, in lieu of delivering the fractional share therefor, may at its option pay a cash adjustment for such fraction equal to the same fraction of the greater of (i) the Liquidation Value divided by the number of shares of Common Stock into which each share of 5% Cumulative Convertible Preferred Stock is convertible and (ii) the fair market value per share of the 5% Cumulative Convertible Preferred Stock at the close of business on the date of conversion, as determined in good faith by the board of directors of the Corporation.

     (vii) The Corporation shall make no payment or adjustment on account of any dividends accrued on the shares of 5% Cumulative Convertible Preferred Stock surrendered for conversion except that all dividends accrued and unpaid on such shares up to the dividend payment date immediately preceding such surrender for conversion shall constitute a debt of the Corporation payable without interest to the converting shareholder, and no dividend shall be declared or paid in respect of shares of Common Stock until such debt shall be fully paid or sufficient funds set apart for the payment thereof.

    5B. Conversion Price. The initial Conversion Price for each share of 5% Cumulative Convertible Preferred Stock will be equal to _____________ ($____), on the date of closing. In order to prevent dilution of the conversion rights granted under this part 5, the Conversion Price will be subject to adjustment from time to time pursuant to this part 5; provided that the Conversion Price will in no event be less than the aggregate amount necessary to equal the par value of the shares of Common Stock into which a share of 5% Cumulative Convertible Preferred Stock is convertible.

    5C. Subdivision or Combination of Common Stock. If the Corporation subdivides (by any stock split, common stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and if the Corporation at any time combines (by reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

   5D. Reorganization, Reclassification, Consolidation, Merger or Sale. In the event that the Corporation shall consummate any Organic Change, outstanding shares of 5% Cumulative Convertible Preferred Stock shall, without any action on the part of the Corporation or any holder thereof, be automatically converted by virtue of such transaction immediately prior to the consummation thereof into the number of share of Common Stock into which such shares of 5% Cumulative Convertible Preferred Stock could have been converted at such time so that each share of 5% Cumulative Convertible Preferred Stock shall, by virtue of such transaction and on the same terms as apply to the holders of Common Stock, be converted into or exchanged for the aggregate amount of stock, securities, cash or other property (payable in like kind) receivable by a holder of the number of shares of Common Stock into which such shares of 5% Cumulative Convertible Preferred Stock could have been converted immediately prior to such transaction if such holder of Common Stock failed to exercise any rights of election as to the kind or amount of stock, securities, cash or other property receivable upon such transaction (provided that, if the kind or amount of stock, securities, cash or other property receivable upon such transaction is not the same for each non-electing share, then the kind and amount of stock, securities, cash or other property receivable upon such transaction for each non-electing share shall be the kind and amount so receivable per share by a plurality of the non-electing shares).

   5E.  Anti-dilution Adjustments.

       (i) In the event the Corporation shall, at any time or from time to time after December 19, 1997, while any of the shares of the 5% Cumulative Convertible Preferred Stock are outstanding, (a) pay a dividend or make a distribution in respect of the Common Stock, to the extent that such dividend or distribution consists of shares of Common Stock, (b) subdivide the outstanding shares of Common Stock, or (c) combine the outstanding shares of Common Stock into a smaller number of shares, in each case whether by reclassification of shares, recapitalization of the Corporation (excluding a recapitalization effected by a merger or consolidation to which Section 8 hereof applies) or otherwise, the Conversion Price in effect immediately prior to such action shall be adjusted by multiplying such Conversion Price by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately before such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event. An adjustment made pursuant to this paragraph 5E(i) shall be given effect, upon payment of such a dividend or distribution, as of the record date for the determination of holders of Common Stock entitled to receive such dividend or distribution (on a retroactive basis) and in the case of a subdivision or combination shall become effective immediately as of the effective date thereof.

       (ii) In the event that the Corporation shall, at any time or from time to time while any of the shares of 5% Cumulative Convertible Preferred Stock are outstanding, issue to holders of shares of Common Stock as a dividend or distribution, including by way of a reclassification of shares or a recapitalization of the Corporation, any right or warrant to purchase shares of Common Stock, such right or warrant by its terms enabling the holder thereof to acquire shares of Common Stock at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then, subject to the provisions of paragraphs (v) and (vi) of this Section 5E, the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction the numerator of which shall be the number of shares of Common Stock outstanding plus Common Stock Deemed Outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock that could be purchased at the Fair Market Value of a share of Common Stock at the time of such issuance for the maximum aggregate consideration payable upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding plus Common Stock Deemed Outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock that could be acquired upon exercise in full of all such rights and warrants. If such rights or warrants expire unexercised, the conversion price adjustment will be recalculated to eliminate the effect of any adjustment made to the conversion price in respect of such rights or warrants.

   (iii) In the event the Corporation shall, at any time or from time to time while any of the shares of 5% Cumulative Convertible Preferred Stock are outstanding, issue, sell or exchange shares of Common Stock (other than pursuant to any employee or director incentive or benefit plan or arrangement, including any employment, severance or consulting agreement, of the Corporation or any subsidiary of the Corporation heretofore or hereafter adopted) for a consideration having a Fair Market Value on the date of such issuance, sale or exchange less than the Fair Market Value of such shares on the date of such issuance, sale or exchange, then, subject to the provisions of paragraphs (v) and
(vi) of this Section 5E, the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction the numerator of which shall be the sum of (a) the Fair Market Value of all the shares of Common Stock outstanding plus Common Stock Deemed
Outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (b) the Fair Market Value of the consideration received by the Corporation in respect of such issuance, sale or exchange of shares of Common Stock, and the denominator of which shall be the product of (I) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (II) the sum of the number of shares of Common Stock outstanding plus Common Stock Deemed Outstanding on such day plus the number of shares of Common Stock so issued, sold or exchanged by the Corporation. In the event the Corporation shall, at any time or from time to time, while any shares of 5% Cumulative Convertible Preferred
Stock are outstanding, issue, sell or exchange any right or warrant to purchase or acquire shares of Common Stock (including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock), other than any such issuance to holders of shares of Common Stock as a dividend or distribution (including by way of a reclassification of shares or a recapitalization of the Corporation) and other than pursuant to any employee or director incentive or benefit plan or arrangement (including any employment, severance or consulting agreement) of the Corporation or any subsidiary of the Corporation heretofore or hereafter adopted, such right or warrant being issued for a consideration having a Fair Market Value, on the date of such issuance, sale or exchange, less than the Non-dilutive Amount (as hereinafter defined), then, subject to the provisions of paragraphs (v) and (vi) of this Section 5E, the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction, the numerator of which shall be the sum of (a) the Fair Market Value of all the shares of Common Stock outstanding plus Common Stock Deemed Outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (b) the Fair Market Value of the consideration received by the Corporation in respect of such issuance, sale or exchange of such right or warrant plus (c) the Fair Market Value at the time of such issuance of the consideration that the Corporation would receive upon exercise in full of all such rights or warrants, and the denominator of which shall be the product of (i) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (ii) the sum of the number of shares of Common Stock outstanding plus Common Stock Deemed Outstanding on such day plus the maximum number of shares of Common Stock that could be acquired pursuant to such rights or warrants at the time of issuance, sale or exchange of such rights or warrants (assuming shares of Common Stock could be acquired pursuant to such rights or warrants at such time). If such convertible or exchangeable rights expire unexercised, the conversion price adjustment will be recalculated to eliminate the effect of any adjustment made to the conversion price in respect of such convertible or exchangeable rights.

    (iv) In the event the Corporation shall, at any time or from time to time, while any of the shares of 5% Cumulative
Convertible Preferred Stock are outstanding, make an Extraordinary Distribution (as hereinafter defined) in respect of the Common Stock, whether by dividend, distribution, reclassification of shares or recapitalization of the Corporation (excluding a recapitalization or reclassification effected by a merger or consolidation to which Section 5D hereof applies) or effect a Pro Rata Repurchase (as hereinafter defined) of Common Stock, the Conversion Price in effect immediately following such Extraordinary Distribution or Pro Rata Repurchase shall, subject to paragraphs (v) and (vi) of this Section 5E, be adjusted by multiplying such Conversion Price by a fraction the numerator of which is the difference between (a) the product of (I) the number of shares of Common Stock outstanding plus Common Stock Deemed Outstanding immediately preceding such Extraordinary Distribution or Pro Rata Repurchase multiplied by (II) the Fair Market Value of a share of Common Stock on the record date with respect to an Extraordinary Distribution, or on the applicable expiration date (including all extensions thereof) of any tender offer or exchange offer that is a Pro Rata Repurchase, or on the date of purchase with respect to any Pro Rata Repurchase that is not a tender offer or exchange offer, as the case may be, minus (b) the Fair Market Value of the Extraordinary Distribution or the aggregate purchase price of the Pro Rata Repurchase, as the case may be, and the denominator of which shall be the product of (a) the number of shares of Common Stock and Common Stock Deemed Outstanding outstanding immediately preceding such Extraordinary Dividend or Pro Rata Repurchase minus, in the case of a Pro Rata Repurchase, the number of shares of Common Stock repurchased by the Corporation multiplied by (b) the Fair Market Value of share of the Corporation on the record date with respect to an Extraordinary Distribution or on the applicable expiration date (including all extensions thereof) of any tender offer or exchange offer that is a Pro Rata Repurchase or on the date of purchase with respect to any Pro Rata Repurchase that is not a tender offer or exchange offer, as the case may be. The Corporation shall send each holder of 5% Cumulative Convertible Preferred Stock (a) notice of its intent to make any dividend or distribution and (b) notice of any offer by the Corporation to make a Pro Rata Repurchase, in each case at the same time as, or as soon as practicable after, such offer is first communicated (including by announcement of a record date in accordance with the rules of any stock exchange on which the Common Stock is listed or admitted to trading) to holders of Common Stock. Such notice shall indicate the intended record date and the amount and nature of such dividend or distribution, or the number of shares subject to such offer for a Pro Rata Repurchase and the purchase price payable by the Corporation pursuant to such offer, as well as the Conversion Price and the number of shares of Common Stock into which a share of 5% Cumulative Convertible Preferred Stock may be converted at such time.

    (v) Notwithstanding any other provisions of this Section 5E, the Corporation shall not be required to make any adjustment to the Conversion Price unless and until such adjustment would require an increase or decrease of at least two percent in the Conversion Price. Any lesser adjustment shall be carried forward and shall be made no later than the time of, and together with, the next subsequent adjustment that, together with any adjustment or adjustments so carried forward, shall amount to an increase or decrease of at least one percent in the Conversion Price. All adjustments shall be made to the nearest one hundredth of a share and the nearest cent.

    (vi) For the purposes of this Section 5E, the following definitions shall apply:

    "Common Stock Deemed Outstanding" shall mean in the event the Company at any time or from time to time has issued or after the date hereof shall issue any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or other securities (including debt securities) convertible into or exchangeable for Common Stock (such rights or options being herein called "Options" and such convertible or exchangeable stock or securities being herein called "Convertible Securities") or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein designed to protect against dilution) of Common Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be additional shares of Common Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date. For purposes of the antidilution adjustments contained in this Section 5E, "Common Stock Deemed Outstanding" shall mean all of such additional shares of Common Stock other than additional shares of Common Stock issuable on conversion, exercise or exchange of any security the issuance of which is the cause of the antidilution adjustment in question.

    "Business Day" shall mean each day other than a Saturday, Sunday or a day on which state or federally chartered banking institutions in Dallas, Texas are authorized or required to be closed.

    "Extraordinary Distribution" shall mean any dividend or other distribution to the holders of Common Stock (effected while any of the shares of 5% Cumulative Convertible Preferred Stock are outstanding) (a) of cash, where the aggregate amount of such cash dividend or distribution, together with the amount of all cash dividends and distributions made during the preceding period of 12 months, when combined with the aggregate amount of all Pro Rata Repurchases (for this purpose, including only that portion of the aggregate purchase price of such pro Rata Repurchase that is in excess of the Fair Market Value of the Common Stock repurchased as determined on the applicable expiration date
(including  all  extensions  thereof)  of  any  tender  offer  or exchange  offer  that  is a Pro Rata Purchase,  or  the  date  of purchase with respect to any other Pro Rata Repurchase that is not a tender offer or exchange offer made during such period), exceeds 12-1/2 percent of the aggregate Fair Market Value of all shares of Common Stock outstanding on the record date for determining the stockholders entitled to receive such Extraordinary Distribution and (b) of any shares of capital stock of the Corporation (other than shares of Common Stock), other securities of the Corporation (other than securities of the type referred to in paragraph (ii) or (iii) of this Section 5E), evidences of indebtedness of the Corporation or any other person or any other property (including shares of any subsidiary of the Corporation), or any combination thereof. The Fair Market Value of an Extraordinary Distribution for purposes of paragraph (iv) of this Section 5E shall be equal to the sum of the Fair Market Value of such Extraordinary Distribution plus the amount of any cash dividends that are not Extraordinary Distributions made during such twelve month period and not previously included in the calculation of any adjustment pursuant to paragraph (iv) of this Section 5E.

    "Fair Market Value" shall mean, as to shares of Common Stock or any other class of capital stock or securities of the Corporation or any other issuer that are publicly traded, the average of the Current Market Prices (as hereinafter defined) of such shares or securities for each day of the Adjustment Period (as hereinafter defined). "Current Market Price" of publicly traded shares of Common Stock or any other class of capital stock or other security of the Corporation or any other issuer for a given day shall mean the last reported sales price, regular way, or, in case no sale takes place on such day, the average of the reported closing bid and asked prices, regular way, in either case as reported on the New York Stock Exchange Composite Tape or, if such security is not listed or admitted to trading on the New York Stock Exchange, on the principal national securities exchange on which such security is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the NASDAQ National Market System or, if such security is not quoted on such National Market System, the average of the closing bid and asked price on such day in the over-the counter market as reported by NASDAQ or, if bid and asked prices for such security on each such day shall not have been reported through NASDAQ, the average of the bid and asked prices for such day shall not have been reported through NASDAQ, the average of the bid and asked prices for such day as furnished by any New York Stock Exchange member firm regularly making a market in such security selected for such purpose by the Board of Directors of the Corporation or a committee thereof on each trading day during the Adjustment Period. "Adjustment Period" shall mean the period of five consecutive trading days, selected by the Board of Directors of the Corporation or a committee thereof, during the 20 days preceding, and including, the date as of which the Fair Market Value of a security is to be determined. The "Fair Market Value" of any security that is not publicly traded or any other property shall mean the fair value thereof as determined by an independent investment banking or appraisal firm experienced in the valuation of such securities or property selected in good faith by the Board of Directors of the Corporation or a committee thereof, or, if no such investment banking or appraisal firm is, in the good faith judgment of the Board of Directors or such committee, available to make such determination, as determined in good faith by the Board of Directors of the Corporation or such committee.

    "Non-dilutive Amount" in respect of an issuance, sale or exchange by the Corporation of any right or warrant to purchase or acquire shares of Common Stock (including any security convertible into or exchangeable for shares of Common Stock) shall mean the difference between (a) the product of the Fair Market Value of a share of Common Stock on the day preceding the first public announcement (whether by the Corporation or otherwise) of such issuance, sale or exchange multiplied by the maximum number of shares of Common Stock that could be acquired on such date upon the exercise in full of such rights and warrants (including upon the conversion or exchange of all such convertible or exchangeable securities), whether or not exercisable (or convertible or exchangeable) at such date, minus
(b) the aggregate amount payable to the Corporation pursuant to such right or warrant to purchase or acquire such maximum number of shares of Common Stock; provided, however, that in no event shall the Non-dilutive Amount be less than zero. For purposes of the foregoing sentence, in the case of a security convertible into or exchangeable for shares of Common Stock, the amount payable pursuant to a right or warrant to purchase or acquire shares of Common Stock shall be the Fair Market Value of such security on the date of the issuance, sale or exchange of such security by the Corporation.

    "Pro Rata Repurchase" shall mean any purchase of shares of Common Stock by the Corporation or any subsidiary thereof, whether for cash, shares of capital stock of the Corporation, other securities of the Corporation, evidences of indebtedness of the Corporation or any other person or any other property (including shares of a subsidiary of the Corporation), or any combination thereof, effected while any of the shares of 5% Cumulative Convertible Preferred Stock are outstanding pursuant to any tender offer or exchange offer subject to Section 13(e) of the Exchange Act or any successor provision of law, or pursuant to any other offer available to substantially all holders of Common Stock; provided, however, that no purchase of shares by the Corporation or any subsidiary thereof made in open market transactions shall be deemed a Pro Rata Repurchase. For purposes of this paragraph 5E(vii), shares shall be deemed to have been purchased by the Corporation or any subsidiary thereof "in open market transactions" if they have been purchased substantially in accordance with the requirements of Rule 10b-18 promulgated by the Securities and Exchange Commission under the Exchange Act, on the date shares of the 5% Cumulative Convertible Preferred Stock are initially issued by the Corporation or on such other terms and conditions as the Board of Directors of the Corporation or a committee thereof shall have determined are reasonably designed to prevent such purchases from having a material effect on the trading market for Common Stock.


    (vii) Whenever an adjustment to the Conversion Price and the related voting rights of the 5% Cumulative Convertible Preferred Stock is required pursuant to this paragraph 5E, the Corporation shall forthwith place on file with the transfer agent for the Common Stock and the 5% Cumulative Convertible Preferred Stock, if there be one, and with the Secretary of the Corporation, a statement signed by two officers of the Corporation, stating the adjusted Conversion Price determined as provided herein and the resulting conversion ratio, and the voting rights (as appropriately adjusted) of the 5% Cumulative Convertible Preferred Stock. Such statement shall set forth in reasonable detail such facts as shall be necessary to show the reason and the manner of computing such adjustment, including any determination of Fair Market Value involved in such computation. Promptly after each adjustment to the Conversion Price and the related voting rights of the 5% Cumulative Convertible Preferred Stock, the Corporation shall mail a notice thereof and of the then-prevailing Conversion Price (and the resulting conversion ratio) to each holder of shares of the 5% Cumulative Convertible Preferred Stock.

    (viii) Whenever a conversion price adjustment has been made due to the issuance of Options or Convertible Securities, no further adjustment will be made upon the issuance of Common Stock as a result of the exercise, conversion or exchange of such options or Convertible Securities.

     5F. Certain Events. If any event occurs of the type contemplated by the provisions of this part 5 but not expressly provided for by such provisions, then the Corporation's Board of Directors will make an appropriate adjustment in the Conversion Price so as to protect the rights of the holders of 5% Cumulative Convertible Preferred Stock.

   5G. Notices.

     (i) Upon any adjustment of the Conversion Price, the Corporation will promptly give written notice thereof to all holders of 5% Cumulative Convertible Preferred Stock.

     (ii) The Corporation will give written notice to all holders of 5% Cumulative Convertible Preferred Stock at least 20 days prior to the date on which the Corporation closes its books or takes a record (a) with respect to any dividend or distribution upon Common Stock, (b) with respect to any pro rata subscription offer to holders of Common Stock (c) with respect to any proposed redemption of 5% Cumulative Convertible Preferred Stock (such notice to be in form provided for in Section 3B), or (d) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.

     (iii) The Corporation will also give written notice to the holders of 5% Cumulative Convertible Preferred Stock at least 30 days prior to the date on which any Organic Change will take place.

Part 6.   Registration of Transfer.

    The Corporation will keep at its principal office a register for the registration of 5% Cumulative Convertible Preferred Stock. Subject to compliance with applicable law, including but not limited to federal and state securities laws, upon the surrender of any certificate representing 5% Cumulative Convertible Preferred Stock at such place, the Corporation will, at the request of the record holder of such certificate, execute and deliver (at the Corporation's expense) a new certificate or certificates in exchange therefor representing in the aggregate the number of shares of 5% Cumulative Convertible Preferred Stock represented by the surrendered certificate. Each such new certificate will be registered in such name and will represent such number of 5% Cumulative Convertible Preferred Stock as is requested by the holder of the surrendered certificate and will be substantially identical in form to the surrendered certificate, and dividends will accrue on the 5% Cumulative Convertible Preferred Stock represented by such new certificate from the date to which dividends have been fully paid on such 5% Cumulative Convertible Preferred Stock represented by the surrendered certificate.

Part 7.   Replacement.

    Upon receipt of evidence reasonably satisfactory to the Corporation (an affidavit of the registered holder will be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing 5% Cumulative Convertible Preferred Stock, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation (provided that if the holder is an institutional investor its own agreement will be satisfactory), or, in the case of any such mutilation upon surrender of such certificate, the Corporation will (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the number of shares of 5% Cumulative Convertible Preferred Stock represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate, and dividends will accrue on the 5% Cumulative Convertible Preferred Stock represented by such new certificate from the date to which dividends have been fully paid on such lost, stolen, destroyed or mutilated certificate.

Part 8.   Definitions.

    "Common Stock" means, collectively, the Corporation's Common Stock, par value $.10 per share, provided that if there is a change such that the securities issuable upon conversion of the 5% Cumulative Convertible Preferred Stock are issued by an entity other than the Corporation or there is a change in the class of securities so issuable, then the term "Common Stock" will mean the security issuable upon conversion of the 5% Cumulative Convertible Preferred Stock.

     "Corporation"   means  Electrosource,   Inc.,   a   Delaware
corporation.

    "Junior Securities" means any class or series of equity securities of the Corporation having a preference in liquidation or right to dividends junior to the 5% Cumulative Convertible Preferred Stock, which shall include without limitation any class or series of common stock and any class or series of preferred stock that does not expressly provide that it ranks pari passu with the 5% Cumulative Convertible Preferred Stock.

   "Liquidation Value" of any 5% Cumulative Convertible Preferred
Stock as of any particular date will be equal to $10.00 per share.

    "Organic Change" means any reorganization reclassification, consolidation, merger or sale of all or substantially all of the Corporation's assets to another Person which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities, cash or other property or assets, or any combination thereof with respect to or in exchange for Common Stock.

   "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

   "Preferred Stock" means the Corporation's Preferred Stock, par value  $1.00  per  share,  including without  limitation  the  5%
Cumulative Convertible Preferred Stock.



     "5%  Cumulative  Convertible  Preferred  Stock"  means   the
Corporation's 5% Cumulative Convertible Preferred Stock, par value $1.00 per share.

    "Subsidiary" means any corporation of which the shares of stock having a majority of the general voting power in electing the board of directors are, at the time as of which any determination is being made, owned by the Corporation either directly or indirectly through Subsidiaries.

    IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be affixed hereunto and this Certificate of Designation to be signed by its President and Secretary this ____ day of ____________, 199__.

ELECTROSOURCE, INC.                ATTEST:



By:                                By:
  Michael G. Semmens, President        Audrey T. Dearing, Secretary


                           EXHIBIT "C"
                               TO
                     NOTE PURCHASE AGREEMENT
                     DATED DECEMBER 19, 1997


      1.   BDM.   BDM  Technologies, Inc.  ("BDM")  entered  into
essentially a 50/50 joint venture with the Company in 1993 to perfect the battery manufacturing process and to license or
commercialize  the  Electrosource technology  world-wide.   Under
this agreement, BDM arranged for and guaranteed the lease of the Company's plant and certain equipment in San Marcos, Texas and paid essentially all of the San Marcos operational costs. In mid-1994, BDM determined to discontinue its interest in the venture, and an interim arrangement for payment of costs was entered into whereby the Company had the option of reimbursing BDM for real and personal property lease payments and property taxes in stock
or  cash.   The  Company  and  BDM subsequently  entered  into  a
detailed  Asset  and  Technology License Agreement  and  a  Stock
Purchase Agreement (for BDM's 50% of the joint venture company) on January 31, 1995 that provided for monthly reimbursements by the Company to BDM in cash only. The Company has since deferred a number of such payments to BDM, which are disclosed as liabilities on the Company financial statements. The Company has not received a notice of default from BDM for such non-payment and is in discussions with BDM regarding satisfaction of such liabilities. The Company and BDM entered into a First Amendment to Asset and Technology License Agreement on December 19, 1997 wherein BDM, among other things, waives default and rights to terminate for past non-payment

      2. Development Contracts. The Company is involved in approximately fifteen development contracts and programs at the present time, all but a few of which have been ongoing for many months. Most of these programs involve contractual research and development of prototype batteries for specific customers. Due to the nature of this work, successful prototyping often takes longer and may be more expensive than originally forecast. Initial versions of prototypes often lack all of the specified performance and reliability characteristics necessary for commercial use. Subsequent development attempts to improve the different areas while maintaining the acceptable specifications. This work has met with various degrees of success. As a matter of general course, the Company maintains close contact with the customers to discuss progress on the programs and to seek customer understanding and acceptance of any delays or failures to achieve all specifications. The Company maintains and regularly updates a schedule summarizing the status of the programs and projects. While the Company believes it will ultimately be successful in most or all of these programs, there is no assurance of success. It is possible at any point in time for any one of these programs, such as SMH, Fiat or Black & Decker, to terminate or be concluded on an unsatisfactory basis. Day to day changes occur in the work under these contracts, and it is not certain at this time how or when they will be concluded.

                           EXHIBIT "D"
                               TO
                     NOTE PURCHASE AGREEMENT
                     DATED DECEMBER 19, 1997


      Certain Exchange Act filings by the Company or its officers and directors were or could have been deemed to be filed late. Various Form 3 and 4 filings, which are the responsibility of the respective officers and directors, were late, as reported in the Company's Proxy Statements. Several Form C filings for prior years were filed late. Forms 10C were required for 5% increases in shares outstanding, however, such reports are no longer required by the SEC. The Company may be deemed to have late filed its definitive proxy statement for the Annual Meeting held on May 22, 1997, in that mailing of proxy materials commenced several days prior to filing of the definitive proxy. A preliminary proxy had previously been filed, and the definitive proxy was filed within 120 days of year end. This could result in the Company not being eligible to use a Form S-3 Registration Statement for the one year period from the date of the late filing, unless an exemption is granted by the SEC.



                                                           Exhibit 10.40
                                                    (Contract in Italian)

                         Fiat Auto

Direzione Acquisti
Politiche di Acquisto
Ccy~j (3. A~n~li. 20C - 10135 or~~o
To ~ -Cdse.2POSt~6 1202
TO!c-.~~arnmi Fi~t~~jto - o.iro
TOex 212280 - Fia-ej

Fidi Ail S p.A
Cj'rso (3 Agr~el  200-19135 Tori~c Cepi~:e So~ieIe I   .2.000
m~Iiardi
~ b. Thr~~o 2387 - GCIAA Th~in~ 545573 Com~. Esie-c - ~oS'.2
CCIAA T0004175 C&d. F s~aie/PIVA 02285320012
                                  I
Electrosource, Inc.
3800 - B Drosset Drive
AUSTIN - TEXAS 78744
1131  USA
                  for the attention of Mr. B.E. JAY
       ~sf i23.757/96     Torino, 30 LugIlo 1996

     HORI~ON BATTERIES PACK DEVELOPME~T PROGRAM

     Ci nfenamo alla Vostra offerta del 15 Marzo 1996 ed ate successive intese intercorse con ii Vostro mg.
     Gnesutta per confermarVi Itincarico descritto al successivo punto I




     1. OGGETTO

     1.1 La Vostra Societa Si irnpegna ad eseguire in favore di FIAT AUTO le attivita' riportate neI~AIIegato I (HORIZON PACK DEVELOPMENT PROGRAM) per Ia progettazione produzione, assemblaggio1 prove e succeS~iva fornitura di n. ~ pacchi (Packs) composto ciascuno da 18 moduli di batterie 12 F 72 con sistema di controllo (BMS) (nel prosieguo denominate BATTERIE).

     1.2 La Vostra Societa' Si impegna inoltre a fornire alta FIAT AUTO n. 2 set di sistemi di controllo
        (BMS) con relativo equipaggiamento gia' assemblati e testati.

     1.3 Le batterie in oggetto, finalizzate a! sistema di trazione del veicolo elettrico FIAT SElCENTO
        dovranno essere   realizzate  ne!  rispetto  delIa
        specifica   di prndotto  (AlIegato  2  ) elaborata
        dalla  FIAT  AUTO  DIREZIONE  TECNICA  -  PIATTAFORMA
        VEICOLI   A   MINIMO fMPATTO AM8IENTALE (\(AMIA)7 gia'
        a Vostre mani, pertanto Ia Vostra Societa' garantisce che le BATTERIE che saranno fornite a FIAT AUTO saranno conformi a detta specif~ca di prodotto.


                                                            I carta ~cicIata

a
   100%
2. TEMPISTICHE

  NeII'Allegato 1 sono descritte le diverse fasi in cul 51 articola ii programma di sviluppo e sono correlativamente fissate le tempistiche di completamento delle singole attivita ~ di consegna della documentazione tecnica e delle BATTERIE, pertanto le stesse dovranno essere completate e consegnate entro I termini delle suddette tempistiche.
3. DATI TECNICl. PRESTAZIONI DI COMPETENZA ~IAT AUTO

3.1     La piattaforma VAM IA a disponibile a forn ire alla
   Vostra Societa tutti 911 ulteriori dat e informazioni a Vol necessari per l'esecuzione del presente incarico.

3.2 Nell1esecuzlone delle prestazioni oggetto del presente incarico Ia Vostra Societ~ Si atterm' alle indicazioni I istruzioni che saranno fomite dal nostri tecnici per garantire II rispetto degli obiettivi ~he FIAT AUTO ha fissato per Ia rea~izzazione del sistema di traziorie del veicolo elettrico FIAT SEICENTO e per l4alimentazione, tramite DC/DC Converter , della batteria ausiliaria e limpianto a 12 V.




4. CONTROLLI E ACCETTAZIONE

  il   semplice ricevimento da parte della FIAT AUTO della
  documentazione tecnica (vedi elenco nell'art. 7.1 successivo), del le BATTERIE e dei 2 set BMS Si intende quale accettazione solo dopo esame ed approvazione da parte del
  Tecnici FIAT AUTO della piattaforma VAMIA.


5. GARA~IA

5.1     La Vostra Societ~ garantisce che:

   a) La documentazione tecnica, le BATTERIE e I sistemi di controllo BMS da Vol eseguiti in esecuzione del presente incarico saranno esenti da ~izi, difetti 0 incompletezze, nonche' conform alla specifica tecnica ed a parametri tecnico - economici stabiliti;


   b) Ia produzione l'uso a Ia commercializzazione in Italia a aII'estero della BATTERIE, non comportano violazione di diritti di proprieta' industrial~ di terzi.



                                                           2
5.21n Aflegato 3 sono riportati i termini di garanzia applicati da~a Vostra Socleta sulle BATTERIE.



6. CONFIOENZIALITA'

  Le   Parti  51  obbligano  a  trattare  come  confidenziale
  ii conferimento del presente incarico ed ii contenuto della presente lettera.

  Le  Parti  Si  obbligano altresi a trattare come
  confidenziali tutti   i   dati  e  te  informazioni  di
  carattere   tecnico, commerciale,  organizzativo e di altra
  natura che  Si  potranno scambiare  0  di  cui siano ~omunque
  venuti  a  conoscenza   in retazione   aII'esecuzione     del
  presente     incarico;
  conseguentemente Si obbligano a non rivelame ii contenuto a terzi, direttamente 0 anche indirettamente, e cio' anche dopo Ia cessazione del presente incarico. A tal fine, le Parti adotteranno tutte le opp~rtune cautele nei confronti del propno personale e Si renderarino responsabili nel confronti delI'altra parte per le conseguenze delta divulgazione dei suddetti dati e informazioni.




7. REMUNERAZiONE E MODALiTA' Dl PAGAMENTO

7.1      A  fronte  dell'esecuzione delle attivit~  descritte

   al punto  1.1  e  della f~rnitura di n. 5 Packs di

   BATTERIE,  Ia nostra  Societ~  Vi  riconoscera' Iii~po~~  di

   US  $  460.000 (Dollari USA quattrocentossentamila) che

   saranno fatturati  at completamento delle seguenti fasi.

a) Preliminary Design Pkg

US $ 32.250

 b)  Syste~ Detail Design Pkg           US$ 66.230

c) Prototype lnspsction Report

US $ 226.500

 d)  Production Inspection Report       USs 86.920

e) Delivery of Batteries for five each Seicentos

US$ 48.100

                                        US $ 460.000
7.2Per Ia realizzazione, assemblaggio e tests e fornitura
  relativo equipaggiamento di cul al punto 1.2 Ia
  n.conoscer~ I'importo     di      US  $   27.500
  ventisettemilacinquecento)

di N. 2 ~MS sets e nostra Societ~ Vi
  (Dollad   USA





               3
7.31 prezzi dl fornitura delle Ginque Batterie devono intendersi FO~ S.
  MARCOS TEXAS.

  Gil iniporti di cul BI punto 7.1 saranno pagati da FIAT AUTO a 60 gg.f.m.data fattura che Ia Vostra Socleta' provveder~
  ad emettere   al  comp~etamento  delle  relative  fasi  e
  previo benestare                      del    nostri   Enti
  Tecnlcl   preposti    sulla
  documentazione dl riferimento comprovante l'attivita' da Vol eseguita, documentazione che dovr~ da Vol essercl inviata prima di ogni singola fatturazione.
B OPZIONE DI ACQUISTO

  Qualora   Ia  FIAT  AUTO  decida  di  adottare  nella
  propria produzione di serie le BATTERIE oggetto del presente Incarico di sviluppo Ia Vostra Societa' riconosce alla FIAT AUTO medesima, ora per allora, l'opzione di acqulstare dalla Vostra Socleta' Ia produzione di serle ne~Ie quantita' che Ia FIAT AUTO VI potr~ richiedere alle condizioni di acquisto standard applicate da FIAT AUTO. A questo proposito Ia Vostra Socleta' SI Impegna a far pervenire a FIAT AUTO un'offerta di prezzo per Ia fomltura iri ragione dl 100 - 500 - 1000 BATTERIE I anno.



g ALLEGATI

Tutti gil Allegati ella presente lettera ne formano parte integrante a tutti gIl effetti.



10. MODtFPCH~

  Qualunque  modifica  agli  accordi  contenuti  nella
  preBente lettera   ser~  valida  solo  se  apportata  per
  iscritto   e debitamente sottoscritta dalle due Parti.




Se  quanto  sopra corrisponde al Vostro accordo, VI preghlamo
di trascrivere   questa   nostra  su  Vostra   carta
Intestata   e rimettercela   debitamente   sottoscrltta   dal
Vostro  legale
rappresentante per accettazione.

Cordlali saluti.
                                                       1 Flat AutoA.p.A.
                                     ~ezIodI~I
                                          A. Tafuri
                                                           4
                 Teak Nun~e
                              Start Da~
                                           ALLEGATO N. 1





                                      End OsIl  Tetal Co.' (~C)
HORIZON PACK DEVELOPMENT pROr~RAM

~~.ign and Tooling FIAT Bttu~ Pack Req uIrem~riti
 ~
   FIAT h~~_12UB5 m~~e BIn~ MN rl.~um#nt$~ern~PkGt~ -Therm~I
   Mana
        I.   -I.ati~iy Com~wrlm~ts. el e~
    ~ and Cab~~
    IGiIM.n~~3
 'Pfearn~nary De~ig~ Review 'Ollall OeuI~n  I 2UBS ~
   FIAT H~ri:on
    'BaIIwy Co m~en~z ~
      Coiy'~ei~n cue (e~~ heni
       Ice~ ~
       ~
           herd
 1TCmiI,iiI ceetlAg "icldi - herd
       ~
       ITwmw~n~ CA3hnp moAl ~
      'Centedvi., eftd~CtdvCr ~henl

       ~
        P~a;ute Rei~ VeE~~ - herd PMSi#y N~ VI~


      Prld~ttd~ Cell Itode
      ~ P?*d~LICti~ Yid~ed~ Bitter~ Manig~menl Syttem~~'  -
    Rede~~~ Puckag. ~FjAT pich
         T Ca~ Him e$i ~ Co~10II
    i~~?1 IAtwdtec, ~W~AT Mu~ COn~Irn~~r
    D~IIQn Intedaca wlF~AT ~
   The'~~M~anegmen1 Syitum
                C~g~SysI~

    ~3~n. #~'w~8rd 8ay A m~dae 'D.a,gn: ~ Bay: 5  imoduder
    ~ Bay: 4 moduias
        Cabli i,~ Conne~,:
        ace Man~dp
~CcK ~yU5nl Fl~~Catiofl and Aluombly Fib
9aItI~~Compm~ente,
 hu~eee, ii~inIVOId
   ~Pacd' Cej~a~Iei (PD) I - 10
 Fab  BG::'Co~D.Cc.8~ ~ 10 aech cef
                   lach
   aU~,1ei Ia, P~Ck OCth~.ribI~e to
 .ChepgerIPowg~ Supp~ TeII and Integratlan CIdI,Q9rf~Owmu Su~
                              (5)
  integretion mati Tett
~ack Syatum Teat (PST Stationci' Teala
   'I[arwvv.i9m~heck
   IFST I t.OLp~~Ofl & Glounding PST 2 W~ter immera~ ~SI ~. Cherie' Conr~ 4 Seftery Iti~e~ernent
   PST4 The,meIAA.n~erneni PST S Er~~~Qeflcy ()I3cOh~e(~I
Proof Teet New Ben evy Design leat II Cich IIIAl 2UI~ IlodulCi
   ODen CirCuft ~ I eacr~MocluIeI O~en C~rcuIL Sienp ve 'emp a
   ..~ ~oduiee -
Teat II CCc~IA~# 12U88 Modulel Vih'it~ ena $~Ock ~e eqs 4 ee~ ~
  Menufecqun~n1 ?e~I $Upe~1eIOn~~   - -
I

I

I
I



i.

II


5 B

p.

I
ii
I
4




I8
II
I'

I-.

8
is
I,.

is

15
Is.
'8
'8

ji
II
IIU
~,9.-I.


 3,I

 3J1~
311dd
y1jg
3,1~

 411'i


 "-dl,'..


 "WI


4,','
 "WI



41.-".-


4,','i

 111119




4~11~
4/f IA'

4~I1A
4/t1~
U114

w'j'

 5,2,'
$2,'
5,21'
~'30'I
13011
9-Iso,.'
li-,1s-,'-


5114,91
at i4'~E
9jIIuIIt
g.,Ig'g~
1Q(?I~
 1,A,gl
10'7ItlI

OliwIE
 a '18,95
ii
1,11/sd
1,28"E

'20,,5
8128111
$I1-j~i-
 4ii~ij
1'2i~ii
3'2IleE
 ~'2119I





'123,Ij
"28,1~
7~OIlI
 711t..i



  4",.
 diul O~i 4'f
  -VI, 'fl"i
 7,1~
 -I
 idli,
 SdIaeSIl7~d


7,7~~9'gj
I
i
$475,628.00
$332,204.10

   $32,282.00
   5473100
    '4.14000
    82.080.001
   $IC.498 00
   *8.73800
    *1.7.0.00
   110.000 DO
  8218,8 '2.01
  1254.512.00
   *284,3?2.00
   8I5,42~.O



   5140000

   841 ,?2.O
    *5.47200
   838.000 Do
     553,IeO.~
    sillo 80
   *11.000.80

   5171000
    33$00000
   s.e.es,.e

   8)0,48000
   5144Q00
   51000.00
   *8.18000
   *10.08000
   la.400.00
    *8.400.00
   31.240.00
   *2.400.00
   *2.40000
   *2.40000
   *1.080.00
    *980.00
, zir wiN I72~5OO.00
    sti.oo.oc
  1/2711'  s1~.000.oc
          1f0.00000
          *3.000.00
         820.Dao.oo
 121,,'Es23,s".ol
         3I1.500.0C
 12/WIl        812.000.001
~~I18"E
   1111 WIlE 123.780.001 ~'2'/9E        81.poo00
                       Io,~I
 8538000
          '4.000001
 1I-,i',E Si.720.00
 lillS/tIl     35.a00 001
 Io,I~  82.48002
5112,91$47,162.00
-- 'jiziel     85,000.00
 1'/2~1 ~   18.0001 001 I,'/I.~         I~e In, AA
                                                      ALLFGA
                                                      TO N.
                                                      I



4.   Propo~ed deliverables and invoicing schedule
    The Table be~ow sho'~~s the proposed deliverables and
     invoic-ng schedule.
     4. Production Inspection Rep~rt  27        50,922
     L~ 8atteries for five each Seicentos       48,500
                  TotaF                     $454,426.00
                                                               .
I
                                                                  .
t


+
              SPECIFICA DI PRODOTTO   ALLEGATO N. 2







                         PROGETTO: SEIC~



















































               J
C OMPONENTE FORNITORE


E
T
RCE


~NE HORIZON

EDIZIONE                 DATA        DESCRIZIONE
1.                   21/05/96        EDIZIONE ORIGINALE
                                INDICE

1. DESCRIZIONE GENERALE DEL SISTEMA
1.1     DESCRIZIONE DEL SISTEMA
1.2     DIAGRA~~ A BLOCCHI DEL SISThMA
1.3     STRUTTURA DEL COMPONENTE E LIMITI DELLA
FORNITURA

2. SPECIFICIIE AMBIENTALI
2.1     SITO INSTALLATWO
2.2     TEMPERATURA
2.3     UMIDITA~ PRESSIONE ED ALTRI
PARAMP'IRI
2.4     VIBRAZIONI

3. SPECIFICIIE ELETTRICIIE
3.1     SICUREZZA ELETTRICA

4. SPECIFICHE FUNZIONALI DEL COMPONENTE
4.1     DESCRIZIONE DETTAGLIATA
4.2     PRESTAZIONi
4.3     PROFILO DI MISSIONE
4.4     PROTEZIONI
4.5     MANUThNZIONE

5. SPECIFICHE FISICHE E COSTRUTT]lVE
5.] DIMENSIONI
5.2     PESO
5.3     CARATTERISTICHE DEL CONThNITORE
5.4     DURATA
5.5     MARCATURA

6. ALTRE SPECIFICRE
6.1     RICICLABILITA
6.2     PRESCRIZIOM PER LA MOVIMENTAZIONE

7. NORME APPLICABILI




                                  2
1. DESCRIZIONE GENERALE DEL SISTEMA

Di seguito e riportata Ia specifica della batteria di trazione Horizon per ii sistema di trazione del veicolo elettrico SEICENTO.


1.1     DESCRIZIONE DEL SISTEMA

La batteria di trazione fa parte del sistema di accumulo dcl veicolo elettrico, che e' formato dai seguenti componenti:
-    Monoblocchi
-    Dispositivo di controllo isolamento
-    Teleruttore principale
-    Sezionatori e fbsibili
-    Dispositivo di precarica/scarica dei condensatori
-    Sistema di condizionamento
-    Sistema di ventilazione
- Battery Management Unit (13MU)

La batteria di trazione fornisce I'energia per Ia trazione



elettrica del sistema e per alimentare, trarnite DC/DC



converter, Ia batteria ausiliaria e I'impianto a 12 V.































                               3
       1.2 DIAGRAMMA A BLOCCHI DEL SISTEMA DI AC CUMULO



                                                  BMU

                                               f
BATTER IA                           trEpRLiENRcUIF~REE  I
                         SEZIONATOREI
   DI                                SISTEMA Dl
TRAZIONE            LLzfflIBIU
t~ARlcAiScARi~

- ~ - m 'V
SENSORI
CORRENTE


     216V
     12V
     CANNAN
     Bus
     Linee di
     segnale
     220V

     Diagnostica
- - -. - - - -  connessione alla scocca
I
FwLiEMADlF;~MADI F~~V\~0

L~loNELZ~LiFjo~NT_'2z2IENTO
m
       I-
       U
-       -
E
      1.3 STRUTTURA DEL COMPONENTE E LIMITI DELLA FORNITURA
La batteria di trazione e' composta da 18 moduli a 12 V con


le relative BMU (Connettori + Master controller) e tappetini riscaldanti

















                              4
2. SPECIFICHE AMBIENTALI

Per le prove climatico-ambientali e meccaniche fare riferimento al capitolato FIAT 9.90110.


2.1     SITO INSTALLATIVO
La batteria di trazione e' installata nel relativi contenitori.


2.2 TEMPERAThRA

Temperatura di ftinzionamento
Temperatura di stoccagglo
Temperatura ottimale per Ia ricarica

-10 ~C + 50 0C 25 0C+85
30 0C


2.3 uMDITA, PRESSIONE ED ALTRI PARAMETRI

Ii componente deve soddisfare le specifiche del capitolato
FIAT 9.90110.


2.4 VIBRAZIONI
Capitolato FIAT 9.90110 classi V2 e V3, Capitolato batteria



trazione (in stesura) e norma DIN 'EC 6S parti



























                                5
3. SPECIFICHE ELETTRICHE



3.1     SICUREZZA ELETTRICA

Entrambe le polarita' della batteria di trazione devono essere galvanicamente isolate dai circuiti ausiliari a 12 V del veicolo e dalla carcassa del veicolo.

Protezioni da corto circuiti accidentali mediante apposito copripolo sul polo positivo 0 sistema di isolamento elettrico, di ogni monoblocco. Le connessioni devono soddisfare le norme CEI 445 relative alla sicurezza del cablaggi 95/5 4/CE aggiornata al 31 Ottobre 1995, Ia norma WP29/R 710 (28/08/95) e Ia norma DIN VDE 0100, parte 410/11.83, paragrafo 5.2.










                               6
            4. SPECIFICHE FUNZIONALI DEL COMPONENTE

4.1     DESCRIZIONE DETFAGLIATA

La batteria di trazi one e' costituita da 18 monoblocchi al piombo sigillati con tensione nominaTe dii 2 V, collegati in serie. Essa fornisce energia per Ia trazione elettrica del veicolo e per alimentare servizi tramite Ia batteria ausiliaria (attraverso ii DC/DC converter).
Gil   accumulatori  da  installarsi  sul  veicolo  devono
essere totalmente sigillati, senza emissioni di gas neII'ambiente in condizioni operative standard (ricarica/scarica), con valvola di massima pressione su ogni singolo elemento. I morsetti ed i terininali devono essere realizzati con To stesso materiale, per evitare
I'allentamento del serragglo e del contatto elettrico a causa di surriscaldamenti (ii coefficiente di dijatazione termica varia da materiale a materiale).
II contatto tra ii terminaTe ed ii morsetto deve essere garantito per tutta Ia vita del pacco batterie, superando le varie prove vibrazionali e di crash.
Si deve prevedere su singolo monoblocco ii collegamento elettrico per i cavi della BMU.

4.2     PRESTAZIONI

Per ogni monoblocco sono richieste le seguenti prestazioni:
Descrizione                              Valore       Unita' di
                                                        misura
Tensione nominale                        12                V
Dimensioni (Lx W x H)                    <271,5x166x191,5 mm
Peso                                     <195              kg
Capacita' C5 (a T=300 C)                 ~72               Ah
Energia Specifica (Secondo ciclo ECE fornito da FIAT)    > 33
Wh'kg
Energia specifica C5                     >~36           Wh/kg
Potenza specifica (80% DOD su ciclo SAE 3227)           ~ 150
WIkg
Picco di Potenza (30 sec - 80% DOD - 2/3 OCV)           > 140
W/kg
Tempo di ricarica normale                <~8               h
Tempo di ricarica equalizzata            <~12              h
Potenza max da assorbire da rete         < 3              kW

4.3     PROFILO DI MISSIONE

Vedere allegato ciclo ECE (da definire con FIAT) e EUCAR PARAMETER TEST (Settembre 1995 e successive edizioni).
4.4     PROTEZIONI
Valvole di sicurezza per evitare condizioni di sovrapressioni interne e conseguenti scoppi. Si deve prevedere sul polo positivo Un copripolo per evitare archi elettrici e corto circuiti accidentali.
4.5     MANUTENZIONE
II sistema deve essere esente da manutenzione.




                               7
 .4



    5. SPECIFICHE FISICHE E COSTRUTTIVE

     5.1     DIMENSIONI

     Dipendono daT layout dei monoblocchi aIJ'interno del contenitore.

     5.2     PESO
    Peso (comprensivo delle corinessioni)~356Kg


     5.3     CARATTERI~CHE DEL CONTEMTORE DEL MONOBLOCCO

    Ii   contenitore deve soddisfare ii Norma materiali FIAT
    55246 e deve presentare classe dimensionale secondo norma
    DIN.

     5.4     DURATA

    Cicli dinarnici (ciclo ECE 15):

     5.5     MARCATURA
                              900

    La marcatura deve essere effettuata su ogni batteria secondo Te norme FIAT 19310 e 19310/01 con colori descritti su norma 00167 e sul cassone con I~ aggiunta del segnale di alta tensione sec ondo norma ISO 3864 e IEC4I7K standard comprese nelle norme CEI 44-5. Le etichette devono superare le prove descritte sul capitolato FIAT 9.03117/01. Vale Inoltre Ta norma 07416 relativa alla marcatura per ii riciclaggio e Ia norma WP29/R 710 (28/08/95).





                              8
6. ALTRE SPECIFICHE

6.1     RICICLABILITA

Conforme alla norma DIN 6120 e 07416.


6.2     PRESCRIZIONI PER LA MOVIMENTAZIONE

I contenitori di ogni singolo monoblocco devono essere


prowisti di maniglie 0 sirnili per Ia presa manuale.









































                                9
7. NORME APPLICABILI

Norme Fiat

0.00013
07412
             Marcatura della data di fabbricazione
             Marcatura delle parti. Norma di comportamento

Requisiti elettrici
9.91111
9.91191
9.91220

Requisiti climatici
7.G2100
7.G2110
7.G21 15
7.G2120
7.G21 50
7.G2170
7.G2175
7.G2200
7.G2210
50180


Altre norme

IEC 529
'EC 69-783
CEI 64-8

CEI2I-5
CEI 44-5
DIN VDE 0122
DIN VDE 0510

DIN 43-539

Cavi unipolari per alta tensione
Capicorda per accumulatori e relativa guinzioni con i cavi Particolari isolanti per protezione impianto elettrico

                          e ambientali
Prove climatiche e ambientali - generalitA
Prova al caldo umido permanente
Prova al caldo urnido alternato
Prova al caldo secco
Prova a bassa temperatura
Prova ai cicli di temperatura
Prova ai cicli rapidi di temperatura
Prova di resistenza ai prodotti di
condensazione Prova di resistenza agli urti per caduta libera Resistenza alla nebbia sauna



 Classification of degrees of protection provided by enclosures
 Wiring and connectors for electric road vehicles
   Impi anti elettrici utilizzatori a tensione nominale non
                            superi
 ore a 1000
 Vin ca. e iSOOVin cc..
 Batterie al piombo per t?azione: prescrizioni generali Equipaggiamenti elettrici di macchine industriali
  Ecjuipaggiamenti elettrici di veicoli su strada a trazione elettrica
 Accumulatori ed impianti a batterie per I' azionamento di veicoli a trazione elettrica
 Accumulatori al piombo- elementi e batterie per autotrazione













                     I0
                                               ALLEGATG N. 3
P!2~~WA'iranAy for ~ and assocl~ted eauIpme~t~

Re~~rdi~g the warrarty on these n~w~y developed it~m~ we propose tho fottowin~:

Al~ Electrosourc9 products will be replaced for defect~ in ma+~eri~ls and wQ4manship fro~ of char~e (o~cept for shipptn~ and handIn~) for a period of ~ix months from dellvcry to ~lAT Auto. Damage ~~u~ed in shipment w~~l be the re~ponsibiIity of the shipping a~ent. Repla~ment cost of products which fail after the first sIx months of testing up to a limit of 300 cycles will b~e sha~ed nq~aIIy by Electrosourco Inc and FIAT Auto. This ~~rr~nty i~ ~ubject to the followin~ ~xc1us~ons.






     Tne  battery pack is to be tn~aU~d lnt~9rLit~d ~nd ~sed
     with the   Ele~ro5Q~rce  or  otner  approved  battery
     mana~ement systen~ ~ ~ ~lec;t~r~s~uecC ~pprove~ ch~rgor.

     The wa(ranty covers only on smooth road L~sts; th~re is no warranty for use over un~a~ied sjrtaces

     There  is  no  warranty coverage for the bat+~ey
     ~ontai~er, pack  or individ~~l modulo~ for crash, ~
     vibration or  other structural  te~t~  Furi~~er~ore
     E~~Ot~~source  essu~~s   no h'~biM~  for  ccnsequen~i~~I
     dam~gos Ii~ th~ ~vE~!~t of $(rLictural (6llufes to the beUeiy con~g,'~er c~us~d by crash, o2h~r accid~nts or mishar~dring of the rest vehicle

     T~ere is no warranty coverage (or water irnrn~rsl.on, rai~ conderisation, or other m~I.sture te~~

There are no other warranties of any kind expressed or implied, including, without limitation, mechantability, or fitness for a particular purpose other than those stated.

                                                           Exhibit 10.41

                  FRAME-DEVELOPMENT CONTRACT
                            between


                      SMH AUTOMOBILE S.A.1
                        Rue des Pr~s 149 CH-
                       2500 Biel-Bienne
                  (hereinafter called (< SHM)))
               -in its capacity as the
               Principal-

                               and
                       ELECTROSOURCE INC.,
                        2809 IH 35 South USA-
                   San Marcos, Texas 78666
             (hereinafter called <(

              ELECIROSQURCE) - in its capacity

              as the Contractor-





PREAMBLE

SMH is developing, among other functions, alternative propulsion systems for cars. In this context, SMH intends to develop an optimized electric and/or hybrid electric vehicle for on the road automotive use (hereinafter (<the Automobile). ELECTROSOURCE is experienced in the fields of engineering design, development and manufacturing of advanced valve regulated lead acid batteries, known as the Horizon battery
SMH desires to avail itself of the expertise and know-how of ELECTROSOURCE in developing a new Battery Module and Pack based on the Horizon technology (hereinafter the Battery)>), specifically suited for the application of a small, light and notexpensive car specified by SMH.

Therefore, ELECTROSOURCE offers SMH its technical support to jointly develop the Battery for the hybrid electric vehicle.
                                                               2
'C
                                                   I In consideration
thereof the parties agree to the following:
ART. I  SUBJECT OF THE CONTRACT
The subject of the contract is the development of a new Horizon battery n ~dule and
Pack, control system and vehicle interface according to the description in A~~endix I
(hereinafter (<the Development).

ART. 2  IMPI ~M~MTATlON

2.1. The Development of the new Battery and the production of Test Packs will occur in 3 successive development phases called A, B and C generation, according to the timetable in AD~endix 2. These phases are:

    -         phase  A:  Development  of 3  Packs  of  9
adapted
              batteries (24 Volt each)

    - phase Bi: Design of a new Horizon battery module
               prototype and its associated Pack

    - phase B2: Development and delivery of 4 Packs of
              new Horizon battery module prototypes as designed in phase B(i)

    - phase C: Manufacturing tools and material for a production pilot line.

    The Results of the different Development phases shall be presented at the dates reflected in Appendix 2.

    The completion of one or more phases of the Development shall be designated as <( Milestones)> in the timetable before the signing of the Contract. This means that at that point the parties will jointly revise and refine the
    Appendices and from that point onwards the new written revised Appendices shall be attached to and considered to be elements of the Contract.

    SMH can terminate agreement at such point without notice period nor consequence.

    Parties   will  define  additional  Milestones   during
the
    Development.

    ELECTROSOURCE may initiate the next phase of the Development following the Milestone only with SMH's written consent.

    If  agreement  cannot be reached concerning the  revision
    of the  Appendices,  both  parties may  terminate  the
    Contract forthwith  without  a notice period. In  this
    case  Art.  11 shall   apply   irrespective  of  the  lack
    of   notice
    of
    termination.
                                                                3


    The dates for supplying the interim results must be explicitly stated in the timetables and ELECTROSOURCE shall deliver them accordingly.

2.2. ELECTROSOURCE will perform the Development for SMH in close contact with SMH to the best of its ability on the basis of its latest scientific knowledge and state of the art technology as well as to the applicable norms as listed in Ap pendix I and by applying its own existing knowledge and experience acquired during the term of the Contract.

2.3. ELECTROSOURCE and SMH shall provide each other in time with all data and information required for performing the Development.

    Any  documents, objects or other aids which the  parties
    may provide to each
    other  for performing the Development shall be made
    available on  loan and remain their property. They shall be
    used solely for   performing  the  Development  and  shall
    be   returned immediately  upon  termination of the
    Contract. Special ref erence is made to the applicability of Art. 5 if. hereof in this respect.

2.4. Upon request and upon prior notification ELECTROSOURCE shall at reasonable times allow SMH to
    inspect the results of the   Development  available  from
    time  to  time,   provide reasonable other information
    required by SMH and, after prior
    notification, allow SMH's agents or employees reasonable access during normal working-hours to the premises where the Development is being carried
    on.
2.5.     The parties shall agree on a jointly prepared project
    structure until          (project management, members,
    areas of responsibility), this shall be attached hereto as an A~Dendix 3, to be defined in due time, and may be amended only with SMH's written consent.
    The project manager shall sign all relevant documents concerning the Development. He shall keep informed and documented SMH on all relevant information of the Development, on a weekly basis.
2.6. ELECTROSOURCE may place orders for individual elements of the Development with third parties, subject to SMH's prior written consent, which may not be unreasonably withheld or refused. ELECTROSOURCE's obligations towards SMH shall remain unimpaired.
    That consent may not be refused by SMH without a serious reason. A serious reason is particularly but not exclusively competition between the third party and a Company of the SMH Group.
  In such cases, subcontractors' secrecy shall be ensured by means of a confidentiality agreement (cf. Art. 5.4).

2.7. Upon completion of the Development in accordance with the specifications, ELECTROSOURCE shall present the Development to SMH for acceptance in accordance with the specifications. The complete Development should be ac
                                                                4
    cepted by SMH within 4 weeks. Partial acceptances are possible at any time. Acceptance will not be unreasonably withheld or refused.
ART. 3  REMUNERATION

3.1.     ELECTROSOURCE shall receive:

    - US$ 310,000.-- as payment for the Development and supply of the p Packs of 9 adapted batteries, 24 Volt each).
                                                         ~ase A
                                                         (3

    - US$ 160'000.- as payment for the Development and supply of the phase BI (Design of a new Horizon battery module prototype and its associated Pack).

    - US$ 480'000.- as payment for the Development and supply of the phase B2 (4 Packs of new Horizon battery module prototypes).

  - US$ between 504'000.- and 580'000.-}>, as referenced to in page 2 of the proposal of December 181996 for the Development and supply of the phase C, conditions to be finalized by April 14,1997.

    Pavment schedule

                                A
                         Start Sto~
                         3/17/97 7/14/97
                                $
                                           B1
                                           $
                                  Start
                                  Sto~
                                 3/17/97
    7/17/97 1. Signature of contract501000
    50'000 2. On completion audit501000
    501000
      (3/30/97)

    3.     Delivery of
      I pack 5/30/97      100000
      2 packs 6/30/97     110000
    4.     Completion Design
      Phase B~ 5/31/97                  60'000
    5.   Delivery of
      1 pack B2 7/15/97
      3packs B2
                         3101000        160000
    CQuotes $503'719
            $ 5801000

    to be finalized by April 14
                              B2
                                                     Start Sto~
                         4/14/97 8/14/97
                               $

                            501000







                              ioa

                            1001000
                            230'000

                            480000
                              II(
                              )00
3.2.     The agreed payment is binding and may be increased
    only with SMH'~ written agreement.
                                                                5
                             prior

3.3. ELECTROSOURCE shall constantly monitor the costs and ensure that they are not exceeded. SMH must immediately be informed if events affecting the costs occur or are foreseeable.

3.4. If increased costs are unavoidable because of SMH's wish for modifications or additions1 ELECTROSOURCE shall calculate the anticipated extra costs and notify SMH thereof for its written approval, which will not be unreasonably refuses or delayed.

3.5. Payments shall be made by wire transfer as directed by ELECTROSOURCE.
Art. 4  _________

4.1. For the term of this Contract ELECTROSOURCE shall not carry out similar or identical developments of the Horizon battery technology for itself1 its successors, or for other principals, for use in hybrid electric cars that could compete with SMH hybrid cars. Are automatically considered competing batteries those for micro passenger cars with hybrid power and four wheels.
        EXCLUSIVITY

4.2. If the result of the Development is used by SMH for its products) ELECTROSOURCE shall not carry out similar or identical developments of the Horizon battery for other principals.

   This exclusivity shall last as long as ELECTROSOURCE can deliver to SMH
    100'000 batteries per every time period of 2 years. However, if for technical1 marketing or other reasons independent of its will, SMH is not able to order 100'000 batteries per 2 years, the parties shall discuss the conditions of exclu sivity before ELECTROSOURCE will work with other principals. SMH intents to order the supply of said batteries with ELECTROSOURCE, provided they are delivered in competitive conditions regarding the quality, quantity, delivery terms and price (see also Art. 10 hereafter).

4.3.     A ban on competition with the same effect shall be
    imposed upon ELECTROSOURCE's employees with due
    consideration to the statutory regulations applicable in
    each individual case.
Art.5   SECRECY

5.1.     During the term of the Contract and after termination
of
    the contractual relationship each party shall neither
    exploit nor inform other parties of business or trade
    secrets of the other party which have been entrusted to it or which have become known to it as such during the co-
    operation.
                                                                6
5.2. ELECTROSOURCE shall employ solely for the Development any technical information and especially intentions, experience, knowledge or designs which become accessible to it on SMH's premises as part of the contractual cooperation or which ELECTROSOURCE receives from SMH and it shall treat it as strictly confidential and in no way make it accessible to third parties even after the termination of the Contract.

    SMH undertakes to treat as confidential the information and knowledge acquired on ELECTROSOURCE's premises or which SMH receives from ELECTROSOURCE and which are not directly related with this Contract. Such information shall in no way be made accessible to third parties even after termination of the Contract.
  Neither secrecy undertaking shall apply to information and documents which demonstrably:

    a) were already known to the recipient before the

    conclusion of the Contract; b) are lawfully received by the recipient from third parties;





    c) were already in the public domain upon conclusion of the Contract or subsequently entered the public domain without infringement of the undertakings contained in this Contract.


5.3. All and every Publication in the fields of this Development requires SMH5s prior written consent which will not be unreasonably withheld or delayed.


5.4. The parties undertake to impose corresponding undertakings upon their employees and any subcontractors in relation to business and trade secrets and technical information.
Art. 6  RESULTS AND COPYRIGHTS

6.1. ELECTROSOURCE shall without additional charge assign to SMH the results of the entire Development, including the drawings, computer programs (with regard to both hardware and software) together with commented source codes and other technical documents, etc. which have been created in the course of the Development. SMH shall pay the cost of transfer.

    If legal restrictions should affect the assignment of the results, SMH shall be granted exclusive free rights of use, worldwide and unlimited in time and purview, for all forms of use without restriction of production and sales areas in relation to the entire results of the Development, including the drawings, computer programs together with commented source codes and other technical documents.

6.2. If legal assignment requires other formal acts, ELECTROSOURCE undertakes to perform them and also to give power of attorney therefor.

7
6.3.
SMH shall receive the right to exclusive use of the Development for all nicro passenger cars with hybrid power and four wheels, to the exclusion of all third parties and ELECTROSOURCE.
                               r

6.4. SMH may assign the right of use and may grant rights of use to third parties.

    ELECTROSOURCE shall grant SMH the right to revise and modify the work or to allow such revision and modification by third parties.

6.5. If, during or when exploiting the Development, it becomes necessary to use rights and/or inventions which had been made or acquired by ELECTROSOURCE before the conclusion of this Contract or patents applied for or granted in relation thereto (hereafter ,,background know-how"), SMH shall receive an irrevocable, world-wide license, unlimited in time and with Authority to issue sub-license, restricted to the use of this background know-how for micro passenger cars with hybrid power and four wheels, under the following conditions, payment to ELECTROSOURCE on at least a quarterly basis, of:
    - 5% on the first 200'000 batteries
    -4% on the following 200'000 batteries
    -3% on the batteries exceeding 400'000 units.

    These royalties are based on the selling price of the batteries and the I umber of sold batteries is cumulative. The royalties shall be paid only during 8 (eight) years beginning with the first delivery. After that period, the use of the background know-how according to this Contract shall be free.

6.6. The rights in the inventions, patents and patent applications and generally in know-how contained in the Development are determined by Art. 7.


ART. 7  RESULTS OF THE DEVELOPMENT AND OTHER RIGHTS

7.1. When working on the Development, ELECTROSOURCE shall endeavor to achieve a result unencumbered by third parties1 rights (cf. Art. 9.3).

7.2. If ELECTROSOURCE knows of third parties' rights which conflict with the Development, SMH shall be informed of those rights and the names of the third parties as soon as they become known and SMH's written decision on their exploitation or non-exploitation must be obtained. Should this not be possible, then ELECTROSOURCE shall attempt to do a reengineering or obtain a license.
    Inventions and all other intellectual property rights made or acquired by ELECTROSOURCE before the conclusion of this Contract and patents applied for or granted in relation thereto shall also be disclosed in so far as they could be applied in the course of the Development (see also Art.
    6.5. and Art. 7.3.).
7.3. If, during or when exploiting the Development, it becomes necessary to use rights and/or inventions which had been made or acquired by ELECTRO

8 ir
    SOURCE before the conclusion of this Contract or patents appi led for C granted in relation thereto (hereafter ,,background know-how"), SMH shall receive an irrevocable, world-wide license, unlimited in time and with Authority to issue sub-license, restricted to the use of this background know-how for micro passenger cars with hybrid power and four wheels, under the following conditions:

    -5% on the first 200'000 batteries
    - 4% on the following 200'000 batteries
    - 3% on the batteries exceeding 400'000 units.

    These royalties are based on the selling price of the batteries and the r ~mber of sold batteries is cumulative. The royalties shall be paid only during 8 (eight) years beginning with the first delivery. After that period, the use of the background know-how according to this Contract
    shall be free.
                              IL
7.4. If, in SMH's opinion and as part of the development work, it is necessary to use rights and/or inventions which have been acquired or made by SMH before the conclusion of this Contract or patents which have been applied for or issued therefor, ELECTROSOURCE shall receive a simple limited free license, restricted to the term of this Contract, for the use of those rights, inventions and patents as part of the development work. Sub-licenses may be issued only with SMH's written permission.
7.5.     If inventions or patents are created under this
    Contract or if other rights are established which originate solely from ELECTROSOURCE's employees, ELECTROSOURCE shall immediately inform SMH.
  The following procedure shall be adopted in relation to all such rights:
a)  Application and registration of such rights shall be
    effected by SMH and both the rights themselves and all
    other rights resulting therefrom shall belong in their entirety to SMH, as limited by this Contract.
    ELECTROSOURCE shall deliver to SMH the documents required
    for the application and registration, such documents being provided in the required quality, at SMH's cost.
b) If SMH waives the application for and registration of such rights, ELECTROSOURCE may itself effect the application and registration.
    At SMH's request, however, SMH shall receive a free
    unlimited and world-wide exclusive license for a term of 5 years calculated from the date of the 1 St priority application. SMH shall make that request in writing within
    30 days from ELECTROSOURCE's notification. In such cases,
    SMH shall bear all costs incurred by ELECTROSOURCE during that period for the application for, registration and maintenance of the rights.
  During the five-year exclusivity, SMH shall have the right to grant sub-licenses for the aforesaid rights.
                                                                9

7.6.
If, within those 5 years, ELECTROSOURCE intends to use for its own ~urposes those rights which are exclusively enjoyed by SMH, SMH's prior written consent must be obtained. If SMH agrees, ELECTROSOURCE shall reimburse a reasonable proportion of the development costs paid pursuant to Art. 3.

After 5 years or before when not requested, SMH shall receive a simple free world-wide license, unlimited in time, to exploit those patents. SMH shall also receive the right to grant appropriate sub-licenses.
SMH and ELECTROSOURCE shall immediately inform each other of development results which appear patentable and in which employees of both parties are involved. SMH shall have the right to use those results and arrange protection in its own name.

7.7. SMH shall also have an option for licenses on all aforesaid intellectual property rights at most favorable conditions for the application on other types of Automobiles then specified in this Contract.


ART. 8  GUARANTEE

8.1. ELECTROSOURCE will use its best effort to perform the Development and the attached documents correspond to the specifications as per A~~endix 1.

8.2. ELECTROSOURCE's covenant covers only the care customary in the sector and compliance with the recognized technical standards unless ELECTROSOURCE expressly guarantees specific characteristics of the Development.

8.3. ELECTROSOURCE shall attempt to remedy defective developments within a reasonable period. If the defect cannot be remedied within the reasonable period, the remuneration shall be partially refunded. If SMH wishes to use the perfect part of the Development, the remuneration therefor shall be fixed by agreement.


ART. 9  LIABILITY

9.1. The parties shall have reciprocal liability only in the event of deliberate intent or gross negligence. There shall be no liability for consequential damages except for the consequences of default as defined in Art. 8.2.

9.2. As soon as ELECTROSOURCE perceives that the agreed timetable (AD~endix
    2) cannot be fulfilled, ELECTROSOURCE shall immediately inform SMH and give reasons for the delay. In such cases, the parties shall jointly decide upon appropriate remedial measures.

9.3. If third parties5 rights are claimed, with SMH's prior written consent ELECTROSOURCE will attempt to attack the claimed rights, acquire a license for SMH or
    I modify the
    Development in such a way that the rights claimed
    by third are no longer infringed.
                                                               1
                                                               0


                             )arties

9.4. In cases of product liability. ELECTROSOURCE shall fully compensate SMH if the claims against SMH are based solely upon a defective development of
    ELECTROSOURCE.

    ELECTROSOURCE shall take out customary insurance to cover such financial charges and shall maintain it for at  least three years beyond the term of the
    Contract.
ART. 10     MANUFACTURING AND SUPPLY
10.1. Upon successful completion of Development and testing of the Battery, it is the intent of the parties to negotiate the supply by ELECTROSOURCE of said Batteries and packs to fit the Automobile.
    ELECTROSOURCE is already committed to deliver the first 10000 Battery units to SMH and SMH committed to order, provided that the conditions to be negotiated are at arm's length and competitive regarding price, quality, delivery terms and conditions and quantity.
10.2.     ELECTROSOURCE shall be a non-exclusive supplier of
    the Battery   with  a  preferential  status  provided  that
    the
    requirements of price, quality, quantity and delivery dates are met. These requirements can be generally described in the following terms:

10.2.1. On the date this contract is concluded only an
      approximate quantity allocation can be given.
      ELECTROSOURCE agrees that the precise quantities shall only be determined once the call orders have been specifically detailed.

10.2.2. ELECTROSOURCE gives an undertaking to supply the
      contract products in the quality and quantity requested by SMH on the stipulated call dates, provided sufficient notice is given.

10.2.3. Call orders, shall only be binding providing these
      have been issued or confirmed by SMH or subsidiary of SMH Group in writing, by fax or telex.

10.2.4. The order confirmation is definitive for supply
      quantity, finish, quality, specification, assorting and price of the products as well as the binding delivery dates. If the confirmation differs, in respect of one of these above points, from the contents of the order, then a contract is only deemed to have come into effect providing SMH gives its express approval to the differing conditions.

10.2.5.     Orders  may  only  be  passed  on  to  sub-
contracted
      suppliers  with the written approval of SMH. In this
      event ELECTROSOURCE shall be liable for the goods
      supplied by its sub-contracted suppliers as it would be for its own supplies.
                                                               1
                                                               1


10.2.6.
The parties will set out the specifications for the products in ai appendix (A~~endix 4) to this contract, to be defined later on in good faith. Changes to the specifications require the approval of both parties. On the basis of Appendix 4
ELECTROSOURCE  will manufacture  a  job-lot  of           units
as prototypes. The prototypes approved by SMH shall be deemed as samples for the purpose of checking the quality and specification of subsequent supplies.

10.2.7. ELECTROSOURCE guarantees the technical, functional and aesthetic quality of the finish in accordance with the agreed technical drawings, samples, 11technical4ile" and other standards mutually agreed in writing.

      ELECTROSOURCE will produce records of random sample testing in accordance with the drawing or operational
      standards on the basis of   A copy of the records will
      be forwarded to SMH by ELECTROSOURCE unprompted.
      Written proof of the quality testing must be enclosed with the delivery note for each consignment. In addition, this proof is to be sent to SMH prior to dispatch of the consignment if requested by SMH.
      SMH is entitled to carry out quality testing at the supply plant in consultation with ELECTROSOURCE.
10.2.8. The agreed prices are fixed prices and in each case apply until completion of the entire consignment.
Art. 11 TERM

11.1. This Contract shall come into effect when signed by both parties and shall end with the delivery of the Development and the settlement of the final invoice.

11.2. The Contract may be terminated in full or in part by SMH at any time, allowing 4 weeks' notice. The following shall generally apply:

    ELECTROSOURCE undertakes to give notice of this Contract to any subordinate contractors employed with SMH's consent and shall organize legal relations with those subordinate contractors in accordance herewith.

    Should this Contract be terminated, ELECTROSOURCE shall immediately terminate the legal relations with subordinate contractors which are based hereupon, protecting SMH's interests.

    SMH shall inform ELECTROSOURCE in writing whether and, if appropriate, what work which has already begun must be completed. ELECTROSOURCE undertakes to carry out such work in accordance with the conditions of the terminated
    Contract.

    ELECTROSOURCE shall be entitled to remuneration at the contractual prices for the contractual Development carried out up to and irrevocable commitments
                                                               1
                                                               2


    made to the date when the notice of termination takes effect. The sam applies for parts of the performance which are still to be provided and for orders to subordinate contractors which can no longer be canceled.
                               e

    The provisions of Art. 6 and 7 shall apply for partial
    Development which is provided up to the time of the termination or which is to be provided after the termi nation.

  No claims may be made for compensation or lucrum cessans as a consequence of termination. All the payments due under this Contract may not exceed the sum which ELECTROSOURCE would have acquired in the event of its complete fulfillment.

11.3. Both parties shall have the right of immediate termination for a serious reason. The right of termination for a serious reason shall constitute the sole possible ground for termination by ELECTROSOURCE.
11.4. If the purview of individual provisions of this Contract extends beyond the term fixed herein, the corresponding provisions shall remain effective beyond the term fixed herein. This applies particularly for the provisions of Arts. 4, 5, 6 and
    7
Art. 12  MISCELLANEOUS PROVISIONS

12.1.This Contract contains the entire understanding between the parties hereto and no amendment, modification or waiver of any provision hereof shall be valid unless set down in writing and signed by both parties hereto.

    Any previous agreement, also orally, between the parties with respect to the subject matter of this Contract is hereby fully replaced.

12.2. All the Appendices referred to in the Contract are elements of the Contract.

12.3. SMH may assign this Contract with all its rights and obligations to other companies of the SMH Group. The
    Contract may be assigned in any other way only with the other party's prior written consent.

12.4. Should one or more provisions of this Contract be or become invalid, the validity of the other provisions shall remain unimpaired. The parties undertake as far as possible to replace the invalid provision with a valid provision

    with the same economic consequences and to conduct

    themselves each to the other as if the latter provision had been agreed from the time of the invalidity.

12.5.    The place of service is Austin/Texas, the place of

    delivery is Biel, Switzerland. The parties may jointly

    agree upon another place of performance.





12.6. This Contract is governed by Swiss law.
                                                                        1
                                                                        3
         12.7. All disputes arising in connection with the present Contract shall be fi ally settled under the Rules of the Swiss-American Chamber of Commerce1
             Zurich. Switzerland. by one or more arbitrators appointed in accordance with the said rules and acting as amiable compositors.

        Bienne, March 14,1997              San Marcos, 3/14, 1997

        SMH AUTOMOBILE S A                 ELECTROSOURCE, INC.



        /s/ R. Darwish                     /s/ Michael G. Semmens
        /s/ H. Renstsch


                                                           Exhibit 10.42

                SUMMARY CONTRACT AMENDMENT TERMS
                               for
                   FRAME DEVELOPMENT CONTRACT
                             between
           SMH AUTOMOBILE S.A. and ELECTROSOURCE, INC.


1. After acceptance of a B3 pack, SMH pays U.S.$160,000 for design (includes all B design). Acceptance will be done in Laredo with the first pack before the end of the week beginning November 10, 1997. The money will then be wire transferred to ELSI on November 17, 1997 at the latest.

2. The first B3 pack was delivered to SMH at Laredo, Texas on November 6, 1997. ELSI delivers a second pack of B3 to Laredo the week beginning November 10, 1997 and ships two B3 packs to Biel the week beginning November 17, 1997. Two further B3 packs shall be shipped from ELSI on Friday November 21, 1997 to SMH, with the destination to be designated on November 19, 1997 by SMH. After delivery and short tests (1 week in Biel), SMH pays for the 6 packs per the September 5, 1997 Quote from ELSI (a copy of which is attached): U.S.$39,563.97 per complete pack, later delivery shall not be accepted.

3. A new B4 battery should be delivered by the end of the first quarter 1998, with specifications to be mutually agreed upon by December 1, 1997 by SMH and ELSI in replacement of the Phase B specification in the Frame Development Agreement.

4. The Frame Development Contract is not otherwise amended or modified except as specifically set forth herein

AGREED TO this 12th day of November, 1997.

ELECTROSOURCE, INC.            SMH AUTOMOBILE S.A.



By:   /s/ Gary R. Sams         By:  /s/ R Darwish  /s/ P. Aebersold
Printed Name: Gary Sams        Printed Name:
Title: VP Contracts & Programs Title:

                                                           Exhibit 10.51

               DIRECTOR INDEMNIFICATION AGREEMENT


           THIS  AGREEMENT is made this 3rd day of  March,  1997,
between    Electrosource,    Inc.,   a    Delaware    corporation
("Corporation") and Richard E. Balzhiser ("Director").

                           WITNESSETH:

          WHEREAS, Director is a member of the Board of Directors of Corporation and in such capacity is performing a valuable service for Corporation; and

           WHEREAS, the Bylaws of the Corporation (the "Bylaws") provide for the indemnification of the officers, directors, agents and employees of Corporation; and

           WHEREAS, such Bylaws and Section 145 of the Delaware General Corporation Laws, as amended to date (the "State Statutes"), specifically provide that they are not exclusive, and thereby allow that contracts may be entered into between
Corporation and the members of its Board of Directors with respect to indemnification of such directors; and

           WHEREAS, in accordance with the authorization provided by the State Statutes, Corporation has purchased and presently maintains a policy or policies of Directors and Officers Liability Insurance ("D&O Insurance") covering certain liabilities which may be incurred by its directors and officers in the performance of their services for Corporation; and

           WHEREAS, recent developments with respect to the terms and availability of D&O Insurance and with respect to the application, amendment and enforcement of statutory and bylaw indemnification provisions generally have raised questions concerning the adequacy and reliability of the protection afforded to directors thereby; and

          WHEREAS, in order to resolve such questions and thereby induce the Director to continue to serve as a member of the Board of Directors of Corporation, Corporation has determined and agreed to enter into this Agreement with Director.

          NOW THEREFORE, in consideration of Director's continued service as a Director after the date hereof, the parties hereto agree as follows:


1.   Indemnity of Director.

      Corporation shall hold harmless and indemnify Director to the full extent authorized or permitted by the provisions of the State Statutes, or by any amendment thereof or other statutory provisions authorizing or permitting such indemnification which is adopted after the date hereof.


2.   Maintenance of Insurance and Self Insurance.

     (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows (the "Insurance
     Policy"):

              Insurer                               Policy    No.
Amount         Deductible

      National  Union  Fire  Insurance 483-68-89       $2,000,000
Security Claims $250,000
     Company of Pittsburgh, PA                              Other
Claims $100,000
     Subject only to the provisions of Section 2(b) hereof, Corporation hereby agrees that, so long as Director shall continue to serve as a director of Corporation (or shall continue at the request of Corporation to serve as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise) and thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Director was a director of Corporation (or served in any of said other capacities), Corporation will purchase and maintain in effect for the benefit of Director one or more valid, binding and enforceable policy or policies of D&O Insurance providing, in all respects, coverage at least comparable to that presently provided pursuant to the Insurance Policy.

     (b) Corporation shall not be required to maintain said policy or policies of D&O Insurance in effect if said insurance is not reasonably available or if, in the reasonable business judgment of the then directors of Corporation, either (i) the premium cost for such insurance is substantially disproportionate to the amount of coverage; or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

     (c) In the event Corporation does not purchase and maintain in effect said policy or policies of D&O Insurance pursuant to the provisions of Section 2(b) hereof, Corporation agrees to hold harmless and indemnify Director to the full extent of the coverage which would otherwise have been provided for the benefit of Director pursuant to the Insurance Policy.


3.   Additional Indemnity.

      Subject  only  to the limitations set forth  in  Section  4 hereof, and without limitation to Section 1 above, Corporation shall further hold harmless and indemnify Director:

     (a)   Against  any  and  all expenses (including  attorneys'
     fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by Director in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Corporation) to which Director is or was a party or is threatened to be made a party by reason of the fact that Director is, was or at any time becomes a director of the Corporation, or is or was serving or at any time serves at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise; and

     (b) Otherwise to the fullest extent that may be provided to Director by Corporation under the nonexclusivity provisions of Section 10.5 of the Bylaws of the Corporation and the State Statutes.


4.   Limitations on Additional Indemnity.

      No indemnity pursuant to Section 3 hereof shall be paid  by
Corporation:

     (a) except to the extent the aggregate of losses to be indemnified thereunder exceeds the amount of such losses for which the Director is indemnified either pursuant to Sections 1 or 2 hereof or pursuant to any D&O Insurance purchased and maintained by the Corporation; or

     (b) in respect to remuneration paid to Director if it shall be determined by the Reviewing Party (as defined in Section 5 below), or by a final judgment or other final adjudication, that such remuneration was in violation of law; or

     (c) if a determination of the Reviewing Party is made, or if a judgment is rendered against a Director, that an accounting must be made for profits made from the purchase or sale by Director of securities of Corporation in violation of the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; or

     (d)  on account of Director's conduct which is determined by the  Reviewing Party, or by a final judgment or other  final
     adjudication,    to   have   been   knowingly    fraudulent,
     deliberately dishonest or of willful misconduct; or

     (e) if the Reviewing Party or a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.


5.   Reviewing Party.

     "Reviewing Party" means:

     (a) the Board of Directors, provided that a majority of directors are not parties to the claim, or

     (b) special, independent counsel selected and appointed by the Board of Directors; or

     (c)    special,  independent  counsel  approved  or   chosen
     pursuant to Section 6 below.

     Any determination by the Reviewing Party shall be conclusive and binding on Corporation and Director. If the Reviewing Party determines that Director would not be permitted to be indemnified in whole or in part, Director shall have the right to commence litigation in the State of Delaware in any court of proper jurisdiction seeking an order or judgment by the court equivalent to the determination of the Reviewing Party or challenging any such determination by the Reviewing Party or any aspect thereof.


6.   Change in Control of Corporation.

      If there is a change in control of Corporation (as defined below), then with respect to all matters thereafter arising concerning the rights of Director to indemnity payments and expense advances under this Agreement, or any other agreements or Bylaws now or hereafter in effect relating to director indemnification, Corporation shall seek legal advice and shall retain a Reviewing Party only from special, independent counsel selected by Director and approved by Corporation (which approval shall not be unreasonably withheld), and who has not otherwise performed services for Corporation or Director. In the event that Director and Corporation are unable to agree on the selection of the special, independent counsel, such special, independent counsel shall be selected by lot from among at least five law firms designated by Director, each of such law firms having more than 35 attorneys and having a rating of "av" or better in the then current Martindale-Hubbell Law Directory. Such selection shall be made in the presence of Director (and Director's legal counsel or either of them, as Director may elect). Such special, independent counsel, among other relevant appropriate matters, shall determine whether and to what extent Director would be permitted to be indemnified under applicable law and shall render its written opinion to Corporation and Director to such effect. Corporation shall pay the reasonable fees of the special, independent counsel and shall fully indemnify such counsel against any and all costs and expenses arising out of or relating to this Agreement or its engagement pursuant hereto.

      "Change in control" of Corporation shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of Corporation, is or becomes the "beneficial owner" (as defined in rule 13d-3 under the Act), directly or indirectly, of securities of Corporation representing 20% or more of the total voting power represented by Corporation's then outstanding voting securities;
(ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Corporation and any new director whose election by the Board of Directors or nomination for election by Corporation's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease, for any reason, to constitute a majority of the Board of Directors; or (iii) the shareholders of Corporation approve a merger or consolidation of Corporation with any other corporation, other than a merger or consolidation that would result in the voting securities of Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the total voting power represented by the voting securities of Corporation or the surviving entity, as the case may be, or an agreement for sale or disposition by Corporation of all or substantially all Corporation's assets.


7.   Continuation of Indemnity.

      All agreements and obligations of Corporation contained herein shall continue during the period Director is a director of Corporation (or is or was serving at the request of Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise), and shall continue thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether, civil, criminal or investigative, by reason of the fact that Director was a director of Corporation or serving in any other capacity referred to herein.


8.   Notification and Defense of Claim.

      Promptly after receipt by Director of notice of the commencement of any action, claim, suit or proceeding, Director will, if a claim in respect thereof is to be made against Corporation under this Agreement, notify Corporation of the commencement thereof; but the omission so to notify Corporation will not relieve it from any liability which it may have to Director otherwise than under this Agreement. With respect to any such action, suit or proceeding as to which Director notifies Corporation of the commencement thereof;

     (a) Corporation will be entitled to participate therein at its own expense, and;

     (b) Except as otherwise provided below, to the extent that it may wish, Corporation jointly with any other indemnifying party similarly notified will be entitled to assume the defense thereof, with counsel satisfactory to Director. After notice from Corporation to Director of its election so to assume the defense thereof, Corporation will not be liable to Director under this Agreement for any legal or other expenses subsequently incurred by Director in connection with the defense thereof other than reasonable costs of investigation or as otherwise provided below. Director shall have the right to employ counsel in such action, suite or proceeding, but the fees and expenses of such counsel incurred after notice from Corporation of its assumption of the defense thereof shall be at the expense of Director unless (i) the employment of counsel by Director has been authorized by Corporation; (ii) Director shall have reasonably concluded that there may be a conflict of interest between Corporation and Director in the conduct of the defense of such action; or (iii) Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of Corporation. Corporation shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of Corporation or as to which Director shall have made the conclusion provided for in (i) above.

     (c) Corporation shall not be liable to indemnify Director under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. Corporation shall not settle any action or claim in any manner which would impose any penalty or limitation on Director without Director's written consent. Neither Corporation nor Director will unreasonably withhold its consent to any proposed settlement.


9.   Advancement of Expenses.

      Upon the request of Director, and except as limited by paragraph 8(b) above, Corporation shall reimburse Director for all reasonable expenses paid by Director in defending any claim, civil or criminal action, suit or proceeding for which Director is entitled to be indemnified by Corporation for such expenses under the provisions of the State Statutes, the Bylaws, this Agreement or otherwise.


10.  Repayment of Expenses.

      Director shall reimburse Corporation for all reasonable expenses paid or advanced to Director by Corporation in defending any claim, civil or criminal action, suit or proceeding against Director in the event and only to the extent that it shall be determined by the Reviewing Party that Director is not entitled to be indemnified by Corporation for such expenses under the provisions of the State Statutes, the Bylaws, this Agreement or otherwise.


11.  Enforcement.

     (a) Corporation expressly confirms and agrees that it has entered into this Agreement and assumed the obligations imposed on Corporation hereby in order to induce Director to continue as a director of Corporation, and acknowledges that Director is relying upon this Agreement in continuing in such capacity.

     (b) In the event Director is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, Corporation shall reimburse Director for all of Director's reasonable fees and expenses in bringing and pursuing such action.


12.  Severability.

      Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be valid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof.


13.  Governing Law; Binding Effect; Amendment and Termination.

     (a) This Agreement shall be interpreted and enforced in accordance with the laws of the State of Delaware.

     (b) This Agreement shall be binding upon Director and upon Corporation, its successors and assigns, and shall inure to the benefit of Director, his heirs, personal representatives and assigns and to the benefit of Corporation, its successors and assigns.

     (c) No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing, signed by both parties hereto.


           IN WITNESS WHEREOF, the parties hereto have executed this Agreement on and as of the day and year first above written.

ELECTROSOURCE, INC.



By:       /s/ Michael G. Semmens
     Michael G. Semmens
     President



DIRECTOR



     /s/ Richard E. Balzhiser
Richard E. Balzhiser

                                                           Exhibit 10.52

               DIRECTOR INDEMNIFICATION AGREEMENT


           THIS  AGREEMENT is made this 26th day of August, 1997,
between    Electrosource,    Inc.,   a    Delaware    corporation
("Corporation") and Earl E. Gjelde ("Director").

                           WITNESSETH:

          WHEREAS, Director is a member of the Board of Directors of Corporation and in such capacity is performing a valuable service for Corporation; and

           WHEREAS, the Bylaws of the Corporation (the "Bylaws") provide for the indemnification of the officers, directors, agents and employees of Corporation; and

           WHEREAS, such Bylaws and Section 145 of the Delaware General Corporation Laws, as amended to date (the "State Statutes"), specifically provide that they are not exclusive, and thereby allow that contracts may be entered into between
Corporation and the members of its Board of Directors with respect to indemnification of such directors; and

           WHEREAS, in accordance with the authorization provided by the State Statutes, Corporation has purchased and presently maintains a policy or policies of Directors and Officers Liability Insurance ("D&O Insurance") covering certain liabilities which may be incurred by its directors and officers in the performance of their services for Corporation; and

           WHEREAS, recent developments with respect to the terms and availability of D&O Insurance and with respect to the application, amendment and enforcement of statutory and bylaw indemnification provisions generally have raised questions concerning the adequacy and reliability of the protection afforded to directors thereby; and

          WHEREAS, in order to resolve such questions and thereby induce the Director to continue to serve as a member of the Board of Directors of Corporation, Corporation has determined and agreed to enter into this Agreement with Director.

          NOW THEREFORE, in consideration of Director's continued service as a Director after the date hereof, the parties hereto agree as follows:


1.   Indemnity of Director.

      Corporation shall hold harmless and indemnify Director to the full extent authorized or permitted by the provisions of the State Statutes, or by any amendment thereof or other statutory provisions authorizing or permitting such indemnification which is adopted after the date hereof.


2.   Maintenance of Insurance and Self Insurance.

     (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows (the "Insurance
     Policy"):

              Insurer                               Policy    No.
Amount         Deductible

      National  Union  Fire  Insurance 486-03-72       $2,000,000
Security Claims $250,000
     Company of Pittsburgh, PA                              Other
Claims $100,000
     Subject only to the provisions of Section 2(b) hereof, Corporation hereby agrees that, so long as Director shall continue to serve as a director of Corporation (or shall continue at the request of Corporation to serve as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise) and thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Director was a director of Corporation (or served in any of said other capacities), Corporation will purchase and maintain in effect for the benefit of Director one or more valid, binding and enforceable policy or policies of D&O Insurance providing, in all respects, coverage at least comparable to that presently provided pursuant to the Insurance Policy.

     (b) Corporation shall not be required to maintain said policy or policies of D&O Insurance in effect if said insurance is not reasonably available or if, in the reasonable business judgment of the then directors of Corporation, either (i) the premium cost for such insurance is substantially disproportionate to the amount of coverage; or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

     (c) In the event Corporation does not purchase and maintain in effect said policy or policies of D&O Insurance pursuant to the provisions of Section 2(b) hereof, Corporation agrees to hold harmless and indemnify Director to the full extent of the coverage which would otherwise have been provided for the benefit of Director pursuant to the Insurance Policy.


3.   Additional Indemnity.

      Subject  only  to the limitations set forth  in  Section  4 hereof, and without limitation to Section 1 above, Corporation shall further hold harmless and indemnify Director:

     (a)   Against  any  and  all expenses (including  attorneys'
     fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by Director in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Corporation) to which Director is or was a party or is threatened to be made a party by reason of the fact that Director is, was or at any time becomes a director of the Corporation, or is or was serving or at any time serves at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise; and

     (b) Otherwise to the fullest extent that may be provided to Director by Corporation under the nonexclusivity provisions of Section 10.5 of the Bylaws of the Corporation and the State Statutes.


4.   Limitations on Additional Indemnity.

      No indemnity pursuant to Section 3 hereof shall be paid  by
Corporation:

     (a) except to the extent the aggregate of losses to be indemnified thereunder exceeds the amount of such losses for which the Director is indemnified either pursuant to Sections 1 or 2 hereof or pursuant to any D&O Insurance purchased and maintained by the Corporation; or

     (b) in respect to remuneration paid to Director if it shall be determined by the Reviewing Party (as defined in Section 5 below), or by a final judgment or other final adjudication, that such remuneration was in violation of law; or

     (c) if a determination of the Reviewing Party is made, or if a judgment is rendered against a Director, that an accounting must be made for profits made from the purchase or sale by Director of securities of Corporation in violation of the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; or

     (d)  on account of Director's conduct which is determined by the  Reviewing Party, or by a final judgment or other  final
     adjudication,    to   have   been   knowingly    fraudulent,
     deliberately dishonest or of willful misconduct; or

     (e) if the Reviewing Party or a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.


5.   Reviewing Party.

     "Reviewing Party" means:

     (a) the Board of Directors, provided that a majority of directors are not parties to the claim, or

     (b) special, independent counsel selected and appointed by the Board of Directors; or

     (c)    special,  independent  counsel  approved  or   chosen
     pursuant to Section 6 below.

     Any determination by the Reviewing Party shall be conclusive and binding on Corporation and Director. If the Reviewing Party determines that Director would not be permitted to be indemnified in whole or in part, Director shall have the right to commence litigation in the State of Delaware in any court of proper jurisdiction seeking an order or judgment by the court equivalent to the determination of the Reviewing Party or challenging any such determination by the Reviewing Party or any aspect thereof.


6.   Change in Control of Corporation.

      If there is a change in control of Corporation (as defined below), then with respect to all matters thereafter arising concerning the rights of Director to indemnity payments and expense advances under this Agreement, or any other agreements or Bylaws now or hereafter in effect relating to director indemnification, Corporation shall seek legal advice and shall retain a Reviewing Party only from special, independent counsel selected by Director and approved by Corporation (which approval shall not be unreasonably withheld), and who has not otherwise performed services for Corporation or Director. In the event that Director and Corporation are unable to agree on the selection of the special, independent counsel, such special, independent counsel shall be selected by lot from among at least five law firms designated by Director, each of such law firms having more than 35 attorneys and having a rating of "av" or better in the then current Martindale-Hubbell Law Directory. Such selection shall be made in the presence of Director (and Director's legal counsel or either of them, as Director may elect). Such special, independent counsel, among other relevant appropriate matters, shall determine whether and to what extent Director would be permitted to be indemnified under applicable law and shall render its written opinion to Corporation and Director to such effect. Corporation shall pay the reasonable fees of the special, independent counsel and shall fully indemnify such counsel against any and all costs and expenses arising out of or relating to this Agreement or its engagement pursuant hereto.

      "Change in control" of Corporation shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of Corporation, is or becomes the "beneficial owner" (as defined in rule 13d-3 under the Act), directly or indirectly, of securities of Corporation representing 20% or more of the total voting power represented by Corporation's then outstanding voting securities;
(ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Corporation and any new director whose election by the Board of Directors or nomination for election by Corporation's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease, for any reason, to constitute a majority of the Board of Directors; or (iii) the shareholders of Corporation approve a merger or consolidation of Corporation with any other corporation, other than a merger or consolidation that would result in the voting securities of Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the total voting power represented by the voting securities of Corporation or the surviving entity, as the case may be, or an agreement for sale or disposition by Corporation of all or substantially all Corporation's assets.


7.   Continuation of Indemnity.

      All agreements and obligations of Corporation contained herein shall continue during the period Director is a director of Corporation (or is or was serving at the request of Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise), and shall continue thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether, civil, criminal or investigative, by reason of the fact that Director was a director of Corporation or serving in any other capacity referred to herein.


8.   Notification and Defense of Claim.

      Promptly after receipt by Director of notice of the commencement of any action, claim, suit or proceeding, Director will, if a claim in respect thereof is to be made against Corporation under this Agreement, notify Corporation of the commencement thereof; but the omission so to notify Corporation will not relieve it from any liability which it may have to Director otherwise than under this Agreement. With respect to any such action, suit or proceeding as to which Director notifies Corporation of the commencement thereof;

     (a) Corporation will be entitled to participate therein at its own expense, and;

     (b) Except as otherwise provided below, to the extent that it may wish, Corporation jointly with any other indemnifying party similarly notified will be entitled to assume the defense thereof, with counsel satisfactory to Director. After notice from Corporation to Director of its election so to assume the defense thereof, Corporation will not be liable to Director under this Agreement for any legal or other expenses subsequently incurred by Director in connection with the defense thereof other than reasonable costs of investigation or as otherwise provided below. Director shall have the right to employ counsel in such action, suite or proceeding, but the fees and expenses of such counsel incurred after notice from Corporation of its assumption of the defense thereof shall be at the expense of Director unless (i) the employment of counsel by Director has been authorized by Corporation; (ii) Director shall have reasonably concluded that there may be a conflict of interest between Corporation and Director in the conduct of the defense of such action; or (iii) Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of Corporation. Corporation shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of Corporation or as to which Director shall have made the conclusion provided for in (i) above.

     (c) Corporation shall not be liable to indemnify Director under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. Corporation shall not settle any action or claim in any manner which would impose any penalty or limitation on Director without Director's written consent. Neither Corporation nor Director will unreasonably withhold its consent to any proposed settlement.


9.   Advancement of Expenses.

      Upon the request of Director, and except as limited by paragraph 8(b) above, Corporation shall reimburse Director for all reasonable expenses paid by Director in defending any claim, civil or criminal action, suit or proceeding for which Director is entitled to be indemnified by Corporation for such expenses under the provisions of the State Statutes, the Bylaws, this Agreement or otherwise.


10.  Repayment of Expenses.

      Director shall reimburse Corporation for all reasonable expenses paid or advanced to Director by Corporation in defending any claim, civil or criminal action, suit or proceeding against Director in the event and only to the extent that it shall be determined by the Reviewing Party that Director is not entitled to be indemnified by Corporation for such expenses under the provisions of the State Statutes, the Bylaws, this Agreement or otherwise.


11.  Enforcement.

     (a) Corporation expressly confirms and agrees that it has entered into this Agreement and assumed the obligations imposed on Corporation hereby in order to induce Director to continue as a director of Corporation, and acknowledges that Director is relying upon this Agreement in continuing in such capacity.

     (b) In the event Director is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, Corporation shall reimburse Director for all of Director's reasonable fees and expenses in bringing and pursuing such action.


12.  Severability.

      Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be valid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof.


13.  Governing Law; Binding Effect; Amendment and Termination.

     (a) This Agreement shall be interpreted and enforced in accordance with the laws of the State of Delaware.

     (b) This Agreement shall be binding upon Director and upon Corporation, its successors and assigns, and shall inure to the benefit of Director, his heirs, personal representatives and assigns and to the benefit of Corporation, its successors and assigns.

     (c) No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing, signed by both parties hereto.


           IN WITNESS WHEREOF, the parties hereto have executed this Agreement on and as of the day and year first above written.

ELECTROSOURCE, INC.



By:    /s/ Michael G. Semmens
     Michael G. Semmens
     President



DIRECTOR



     /s/ Earl E. Gjelde
Earl E. Gjelde