Form 10-Q
period 1998-03-31
ELECTROSOURCE INC
filed 1998-05-15
CIK 823927

2
                            FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                         ELECTROSOURCE, INC.

       (Exact name of Registrant as specified in its charter)

           Delaware                           742466304
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

   2809 Interstate 35 South,                    78666
       San Marcos, Texas
(Address of principal executive               (Zip Code)
           offices)

Registrant's telephone number,              (512) 753-6500
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,534,531 shares as of May 14, 1998.




                  INDEX TO FINANCIAL STATEMENTS
                         March 31, 1998


Electrosource, Inc.                Commission file number 0-16323



Condensed Balance Sheets at March 31, 1998  (Unaudited)
  and December 31, 1997                                   Page  3

Condensed Statements of Operations for the three months
  ended March 31, 1998 and 1997 (Unaudited)               Page  4

Condensed Statements of Cash Flows for the three months ended
  March 31, 1998 and 1997 (Unaudited)                     Page  5

Notes to Condensed Financial Statements                   Page  6

Management's Discussion and Analysis                      Page 10

Exhibits to Form 10Q                                      Page 17

Index to Exhibits                                         Page 18


                 Part I - Financial Information
Item 1.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                                            March 31, 1998     December 31,
                                                             (Unaudited)           1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $  866,209        $  782,918
  Trade receivables                                                129,511           408,230
  Inventories                                                      294,631           322,289
  Prepaid expenses and other assets                                179,336           376,757
TOTAL CURRENT ASSETS                                             1,469,687         1,890,194

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $3,457,748 in 1998 and $3,239,817 in 1997)                  3,949,503         4,164,459

INTANGIBLE ASSETS (net of accumulated amortization
  of $3,848,493 in 1998 and $3,600,213 in 1997)                  1,613,067         1,861,347

RESTRICTED CASH                                                     81,604            81,604
OTHER ASSETS                                                         7,750             8,500
TOTAL ASSETS                                                    $7,121,611        $8,006,104

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                              $  494,522       $   518,808
  Accrued liabilities                                            1,463,948         1,668,718
  Deferred revenue and advance payments on batteries             1,158,551           432,599
  Current portion of capital lease obligations                      73,488            72,685
  Convertible notes payable                                      1,903,939           871,920
TOTAL CURRENT LIABILITIES                                        5,094,448         3,564,730

CONVERTIBLE NOTES PAYABLE (less current portion)                 2,961,070         2,800,554
CAPITAL LEASE OBLIGATIONS (less current portion)                   130,113           148,518

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per share,
     authorized 50,000,000 shares; issued and outstanding
     4,534,531 in 1998 and 1997                                  4,534,531         4,534,531
  Preferred Stock, par value $1.00 per share; authorized
     10,000,000 shares, no shares issued or outstanding                  _                 _
  Common Stock subscription receivable                           (467,663)         (467,663)
  Warrants                                                               _                 _
  Paid in capital                                               51,146,508        51,146,508
  Accumulated deficit                                         (56,277,396)      (53,721,074)
                                                               (1,064,020)         1,492,302
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $7,121,611       $ 8,006,104


See notes to financial statements.

                               Electrosource, Inc.
                 Condensed Statements of Operations (Unaudited)



                                              Three Months Ended March 31,
                                                   1998            1997
Revenues
  Battery sales                                  $  244,975      $  543,235
  Project revenue                                    49,015         464,496
  Interest income                                     9,584           3,153
                                                    303,574       1,010,884
Costs and expenses
  Manufacturing                                     992,604         847,078
  Selling, general and administrative               577,713         564,182
  Research and development                          596,111         449,508
  Technology license and royalties                   25,000          25,000
  Depreciation and amortization                     466,211         478,687
  Interest expense                                  202,257          53,286
                                                  2,859,896       2,417,741
Loss before income taxes                        (2,556,322)     (1,406,857)

     Income taxes                                         _               _

Net loss                                       $(2,556,322)    $(1,406,857)

Net loss per common share                           $(0.56)         $(0.36)

Average common shares outstanding                 4,534,531       3,937,921

See notes to condensed financial statements.




                               Electrosource, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                            Three Months Ended March 31,
                                                                1998            1997
OPERATING ACTIVITIES
  Net loss                                                  $(2,556,322)    $(1,406,857)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity instruments for consulting services                  200,000          28,200
     Depreciation and amortization                               556,246         490,775
     Interest expense paid in convertible notes payable          102,500               _
     Amortization of prepaid lease expense                       106,536               _
  Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables                    278,719       (194,026)
     Decrease in inventories                                      27,658          30,209
     (Increase) decrease in prepaid expenses and
        other assets                                              91,635        (14,663)
     Increase (decrease) in accounts payable
        and accrued liabilities                                (429,056)         190,802
     Increase (decrease) in deferred revenue and
        advance payments on batteries                            725,952        (66,811)
CASH USED IN OPERATING ACTIVITIES                              (896,132)       (942,371)

INVESTING ACTIVITIES
  Purchases of property and equipment, net                       (2,975)        (21,978)
CASH USED IN INVESTING ACTIVITIES                                (2,975)        (21,978)

FINANCING ACTIVITIES
  Proceeds from issuances of convertible notes payable
    and related warrants to purchase Common Stock              1,000,000       4,000,000
  Payment of notes payable and capital lease obligations        (17,602)       (157,166)
  Proceeds from issuances of common stock, net                         _         645,355
CASH PROVIDED BY FINANCING ACTIVITIES                            982,398       4,488,189

INCREASE IN CASH AND CASH EQUIVALENTS                             83,291       3,523,840

Cash and cash equivalents at beginning of period                 782,918         367,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $866,209      $3,891,701

See notes to financial statements.


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and are not necessarily indicative of results for the entire year.

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.


NOTE B - INVENTORIES

                                          1998              1997

      Raw materials                        $181,326          $172,469
      Work in progress                       74,024            79,774
      Finished goods                         39,281            70,046
                                           $294,631          $322,289


NOTE C - PROPERTY AND EQUIPMENT

                                                         1998         1997

 Office equipment                                     $  788,504  $   785,529
 Production and lab equipment                          5,317,729    5,317,729
 Leasehold improvements                                1,301,018    1,301,018
                                                       7,407,251    7,404,276
 Less - accumulated depreciation and amortization     (3,457,748)  (3,239,817)
 Total Property and Equipment                         $3,949,503   $4,164,459


NOTE D - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following:

                                                     1998        1997

 Convertible Notes - 5%                          $6,202,500    $5,100,000
 Less:  Discount                                 (1,337,491)   (1,427,526)
 Convertible Notes Payable, net of discount      $4,865,009    $3,672,474


The composition of the current and long-term portion of Convertible Notes Payable at March 31, 1998 is as follows:

                                       Total          Current        Long-Term

Convertible Notes - Principal        $6,202,500      $2,000,000      $4,202,500
Less:  Discount                      (1,337,491)        (96,061)     (1,241,430)
Convertible Notes Payable,
 net of discount                     $4,865,009      $1,903,939      $2,961,070

In March 1997, the Company entered into a Note Purchase and Option Agreement and a Convertible Promissory Note and Stock Option Agreement (the "Agreements") with Corning Incorporated ("Corning") for proceeds of $4 million. The 5% Convertible
Note is for $4,000,000 ("$4 Million Note"), is unsecured and matures on March 26, 2002. Interest is payable semi-annually in cash or in kind at the option of the Company. The $4 Million Note is convertible into Common Stock at a conversion price of $5.50 per share. Notes Payable for $100,000 and $102,500 were issued in September 1997 and March 1998, respectively, for interest for the six months then ended with the same terms and conditions as the $4 Million Note. Under the Agreements, the Company also granted Corning a warrant to purchase up to 275,000 shares of Common Stock at $7.00 per share and a warrant to purchase up to 225,000 shares of Common Stock at $9.00 per share ("Corning Warrants"). The Corning Warrants are exercisable until March 1999. The fair market value of the Corning Warrants was estimated to be $1,462,500, using the Black-Scholes option valuation model. This amount was recorded as a discount on the note and is being amortized to interest expense over the term of the $4 Million Note.

In December 1997, the Company issued a 5% Convertible Note to Corning for $2,000,000 ("$2 Million Note") which was drawn as follows: $1,000,000 on December 19, 1997, $500,000 on January 23, 1998 and $500,000 on February 23,
1998. The $2 Million Note is unsecured and matures on December 19, 1998. The $2 Million Note is convertible into Convertible Preferred Stock or Common Stock. The $2 Million Note is convertible into 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, which is then convertible into Common Stock at a conversion price of $4.06 per share or directly into Common Stock at a conversion price of $3.56 per share. In conjunction with the issuance of the $2 Million Note, the Company agreed to reduce the exercise price of the Corning Warrants from $7.00 and $9.00 per share to $4.00 and $6.00 per share, respectively. This increased the estimated fair market value of the Corning Warrants by $128,080 using the Black-Scholes option valuation model. This increase in value was recorded as a discount on the note and is being amortized to interest expense over the term of the $2 Million Note. The combined effective interest rate of the $2 Million and $4 Million Notes is approximately 15%. Because of the complexity of determining the value of the conversion features of the $4 Million and $2 Million Notes and the related cost which would be incurred to obtain an expert valuation, the Company believes it impracticable to determine the fair value of the $4 Million and $2 Million Notes.


NOTE E - CONTINGENCIES

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court then ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at March 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


NOTE F - EARNINGS PER SHARE

Basic and diluted loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, such options and warrants were not included in the diluted loss per share calculation.


NOTE G - COMPREHENSIVE INCOME

In 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company has adopted SFAS 130, but management does not believe that it has any comprehensive income as defined in SFAS 130.


NOTE H - LIQUIDITY

During the quarter ended March 31, 1998, the Company did not generate sufficient cash flow from operations to fund its working capital needs. In January and February 1998, the Company borrowed the remaining $1,000,000 of 5% Convertible Notes from Corning in accordance with the terms of its $2 Million Note signed in December 1997. Existing battery orders and contract work were not adequate to sustain the Company on an ongoing basis. As a result, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives such as a business combination, the sale of substantially all of the Company's assets or a strategic alliance. On April 14, 1998, the Company announced that it had signed an agreement in principle for $6 million of equity funding and for future potential production battery orders, among other things. No binding agreement has been finalized. Under the current state of negotiations, which could change, the proposed funding is anticipated to be received from a privately held investor over an approximate fifteen month time frame with $1.2 million at closing and the balance in monthly payments. There is no guarantee or assurance that the full $6 million will be received. The investor will receive one share of Common Stock for each $1 invested. The investor will also have an option to purchase an additional 2.5 million shares at $1 each for cash or, with the agreement of the Company, for services. The investor will have significant Board representation and management rights. A binding agreement is subject to further due diligence, a final definitive agreement and to the approval of both parties' boards of directors. Due diligence is currently in process. Completion of a final definitive agreement is expected by the end of May, however, there is no assurance any agreement will be completed.

Management believes that it has sufficient cash on hand and to be received from orders for batteries and development work to continue operations at current levels through May of 1998. If a business combination, sale of assets, strategic alliance, prepayment for batteries or additional financing cannot be completed by early June or possibly sooner, the Company will not be able to continue operations. Additionally, absent additional funding, the Company would not have the funds necessary to make the minimum payments to maintain its exclusivity under the license for the core technology or to pay its outstanding obligations. The Company would not be able to continue as a going concern absent additional financing from a party which has not yet been identified.

Due to a contractual obligation with BDM to remove it as guarantor of the facility lease, Electrosource gave notice of cancellation of its lease for the San Marcos facilities effective September 30, 1998 after entering into negotiations with the Lessor for a new lease to begin October 1, 1998. The Company believes there is agreement on the basic terms of a new five year lease, and a detailed lease document is under review by both parties. There is no assurance that a new lease will be completed, however, the Company believes there is adequate time to come to satisfactory arrangements for a new lease or begin the transition to alternate facilities if necessary. If the Company is unable to renegotiate or replace its lease of the facility before September 30, 1998 the cost of moving and reinstalling production and pollution control equipment to a new location would be significant and at this time the Company does not have the funds required for such a move. It would also prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time and conduct its operations.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Marketsm ("Nasdaq"). In order to maintain listing by Nasdaq under new rules which went into effect in February 1998, the Company must maintain a minimum $2 million of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company is currently not in compliance with this new requirement and does not expect to be in compliance without the infusion of additional equity financing, the sale of assets, forgiveness or conversion of debt and/or a business combination. The Company is in preliminary discussions regarding one such possible arrangement, although there is no assurance that such a transaction can be completed or if completed will generate the net tangible assets required by the new requirement. Additionally, Nasdaq requires a minimum $1.00 per share minimum bid price to maintain listing. The Company's closing market price as reported on Nasdaq on May 13, 1998 was $0.8125. In April 1998, the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and that it will be delisted from the Nasdaq Stock Market effective with the close of business on May 20, 1998. However, the Company filed a request for an oral hearing regarding the decision but has not been notified of its date. The hearing date is expected to be scheduled no earlier than late June. It is the Company's understanding, based upon discussions with Nasdaq, that its delisting will be stayed or suspended until the oral hearing, at which time the Nasdaq Listing Qualifications Panel will make a final determination regarding the Company's listing status. There is no assurance that Nasdaq will accept the Company's plan at the oral hearing or that the required transaction can be completed. If the plan is not accepted, the Company's shares would be delisted from the Nasdaq Small Cap market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Bureau ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specified disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stocks may be reluctant to provide the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company is delisted from Nasdaq it will be difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Item 2.   Management's     Discussion     and     Analysis     of      Financial
          Condition and Results of Operations (Unaudited)

Results of Operations:

Revenues.      The     Company    had    battery    sales    of    approximately
$245,000 for the three months ended March 31, 1998 compared to $543,000 for the three months ended March 31, 1997. Approximately 58% and 94% of 1998 and 1997 battery sales,
respectively,   were   to   Chrysler   Corporation.    These   purchases    were
for testing and evaluation of the Horizon battery in the EPIC Minivan Program, as Chrysler has not yet offered the electric minivan for lease or sale to the general public. Chrysler announced its decision to use Nickel-Metal Hydride batteries in its electric minivan for the 1999 model year yet placed a $1.4
million    Purchase   Order   with   the   Company   in   February   1998    for
further testing and evaluation. Approximately $700,000 was received from Chrysler in February 1998 in advance of battery shipments. Shipments of batteries under this purchase order are expected to continue throughout 1998 and into 1999. The
remainder   of   1998  battery  sales  were  to  Lockheed  Martin   and   Micro-
Vett   of   Imola,   Italy.   Lockheed  Martin  is  using  the   batteries   for
testing and evaluation in Hybrid Electric Vehicles ("HEVs") and Electric Vehicles ("EVs") in which they are producing drive trains. The HEVs and EVs are being produced by Orion Bus for fleet consumers. The production of HEVs and EVs has been minimal to date due to mechanical problems encountered by Lockheed Martin with the drive train. Micro-Vett is using the batteries for on-road testing and demonstration. Micro-Vett converts several Piaggio vehicle models to electric power under an exclusive agreement with Piaggio. Releases under a purchase order from
Lockheed   Martin   are   expected  to  increase   in   late   1998/early   1999
as the problems with the drive train are expected to be corrected soon, and orders from Micro-Vett and others testing various battery types are expected to begin in this general time frame. However, the receipt of purchase orders from both Lockheed Martin and Micro-Vett has slipped and continues to be difficult to predict. Additionally, management expects to receive Federal
Aviation Administration ("FAA") certification of its battery designs used in the aircraft and helicopter starting applications in late 1998 at which time sales of these batteries are expected to commence. However, the amount and timing of any of these sales remains uncertain. The majority of these applications are in emerging markets and the entry of final products into such markets is difficult to predict. Moreover, if a business combination, sale of assets, a strategic alliance, prepayment for batteries or additional financing cannot be completed by early
June or possibly sooner, the Company will be required to cease operations. Additionally, management has given notice to cancel its facility lease effective September 30, 1998. Management is discussing the terms of a new lease to be effective after September 30, 1998 with the lessor of the facility with essentially the same terns as the existing lease with the exclusion of BDM International, Inc. ("BDM") as guarantor and the addition of a $50,000 security deposit. If the Company is unable to renegotiate or replace the lease before September 30, 1998, the cost of moving and reinstalling production and pollution control equipment to a new location would be significant and would prohibit or greatly impair the Company's ability to produce batteries for an indefinite period of time or otherwise conduct its operations.

The   Company   had   project   revenue  of  approximately   $49,000   for   the
three   months   ended   March   31,  1998  compared   to   $464,000   for   the
three months ended March 31, 1997. All of the revenue generated in 1998 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") for HEV and EV applications. Development work continues on other programs, however no measurable milestones were achieved in the first quarter to permit the recognition of revenue on such programs. A significant amount of effort has also been expended on various internal research and development programs which will not generate project revenue. Management expects project revenue to increase slightly beyond first quarter 1998 levels as programs with Fiat Auto ("Fiat") and SMH Automobile S. A. ("SMH") and others are completed. However, project revenue for 1998 is expected to be well below 1997 levels. Management expects most projects to be complete in late 1998 at which time orders for prototype batteries from such customers will be discussed; however, the timing and amount of any such future orders is uncertain. Due to Chrysler's decision to use nickel-metal hydride batteries, management does not expect further project agreements and/or revenue from Chrysler in the near future.

Costs   and   Expenses.    Generally,   total   costs   were   higher   in   the
three   months   ended   March   31,  1998   compared   to   March   31,   1997.
Manufacturing and research and development costs were higher in 1998 compared to 1997 primarily due to salaries and wages and prototype development costs. Employee headcount increased in the second half of 1997 in anticipation of production orders from Chrysler and others testing the battery. Development work is taking longer than anticipated and battery orders did not materialize in late 1997/early 1998 as expected. Therefore in late February 1998, management reduced staffing significantly to reduce costs. However, most of these reductions were at lower salary levels. The impact of these labor reductions was not realized in the first quarter of 1998. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the
fixed   facility   cost   for  leasing  and  maintaining   the   88,000   square
foot    manufacturing   and   office   facility.    Management   expects    that
manufacturing costs can decrease as a percentage of battery sales if volume production begins; however, additional capital will be required for manufacturing tooling required for the large-scale production of prototype battery models in order to achieve manufacturing efficiencies and to lower raw material costs. The timing and amount of battery orders remains uncertain and the sources of capital which would be required for the related tooling for such orders may not be available to the Company.

Development   work   and   related   costs   have   increased   due    to    the
custom design of numerous batteries and battery packs for customers (SMH, Fiat, and DARPA), testing and evaluation of batteries (aircraft and helicopter starting and lawnmower applications) and costs associated with joint research and development efforts with Corning to improve the Company's
products,   production   processes  and   automation.    The   costs   of   such
development    efforts    have   been   significant.     It    is    anticipated
that the level of research and development expenditures will remain relatively constant throughout the second quarter, but are expected to decrease after May of 1998 as the joint research and development efforts with Corning are completed. In April 1998, Corning notified the Company of its intent to complete all work under the joint research and development agreement by the end of May 1998 and informed management of its decision to terminate its efforts on the program past May. Such costs have been approximately $200,000 per quarter. Payments for such services provided by Corning are made through the issuance of options to purchase Electrosource stock at agreed upon values and exercise prices.

Interest   costs   increased   during  1998   as   the   Company's   outstanding
debt obligations were higher in the first quarter of 1998 than the same quarter in 1997. During 1997 and early 1998 the Company issued Convertible Notes Payable to Corning with a principal balance of $6,202,500 at face interest rates of 5%. The Company is also amortizing discounts on the Convertible Notes Payable.

Liquidity and Capital Resources.

During the quarter ended March 31, 1998, the Company did not generate sufficient cash flow from operations to fund its working capital needs. In January and February 1998, the Company borrowed the remaining $1,000,000 of 5% Convertible Notes from Corning in accordance with the terms of its $2 Million Note signed in December 1997. Existing battery orders and contract work were not adequate to sustain the Company on an ongoing basis. As a result, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives such as a business combination, the sale of substantially all of the Company's assets or a strategic alliance. On April 14, 1998, the Company announced that it had signed an agreement in principle for $6 million of equity funding and for future potential production battery orders, among other things. No binding agreement has been finalized. Under the current state of negotiations, which could change, the proposed funding is anticipated to be received from a privately held investor over an approximate fifteen month time frame with $1.2 million at closing and the balance in monthly
payments.    There   is   no   guarantee  or  assurance   that   the   full   $6
million will be received. The investor will receive one share of Common Stock for each $1 invested. The investor will also have an option to purchase an additional 2.5 million shares at $1 each for cash or, with the agreement of the Company, for services. The investor will have significant Board representation and management rights. A binding agreement is subject to further due
diligence,   a   final   definitive   agreement   and   to   the   approval   of
both parties' boards of directors. Due diligence is currently in process. Completion of a final definitive agreement is expected by the end of May, however, there is no assurance any agreement will be completed.

Management believes that it has sufficient cash on hand and to be received from orders for batteries and development work to continue operations at current levels through May of 1998. If a business combination, sale of assets, strategic alliance, prepayment for batteries or additional financing cannot be completed by early June or possibly sooner, the Company will not be able to continue operations. Additionally, absent additional funding, the Company would not have the funds necessary to make the minimum payments to maintain its exclusivity under the license for the core technology or to pay its outstanding obligations. The Company would not be able to continue as a going concern absent additional financing from a party which has not yet been identified.

Due    to    a   contractual   commitment   with   BDM   to   remove    it    as
guarantor of the facility lease, Electrosource gave notice of cancellation of its lease for the San Marcos facilities effective September 30, 1998 after entering into negotiations with the Lessor for a new lease to begin October 1, 1998. The Company believes there is agreement on the basic terms of a new five year lease, and a detailed lease document is under review by both parties. There is no assurance that a new lease will be completed, however, the company believes there is adequate time to come to satisfactory arrangements for a new lease or begin the transition to alternate facilities, if necessary if adequate financing is available. If the Company is unable to renegotiate or replace its lease of the facility before September 30, 1998 the cost of moving and reinstalling production and pollution control equipment to a new location would be significant and would prohibit or greatly impair the Company's ability to produce
batteries    for   an   indefinite   period   of   time,   and    conduct    its
operations.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment
which   are   guaranteed   by   BDM.   The   number   of   shares   issued   was
determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued.
BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000. The Company's closing market price as reported by NASDAQ on May 13, 1998 was $0.8125. BDM has not notified the
Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1998 to satisfy current battery orders. There were no significant capital commitments at March 31, 1998.

Convertible   Notes   Payable  of  $2,000,000  issued   by   Corning   in   late
1997 and early 1998 will mature on December 19, 1998. The debentures are convertible into Convertible Preferred Stock or Common Stock. Debentures with a principal balance at $2,000,000 are convertible into 200,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, which is then convertible into Common Stock at $4.06 per share or directly into Common Stock at $3.56 per share.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction
and    removed   the   proceedings   to   the   U.S.   Federal   Courts.     The
Federal   District   Court   then  ruled  that  it   did   not   have   personal
jurisdiction   over   HBTL   and  therefore   had   no   power   to   hear   the
case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the
District    Court    which   denied   jurisdiction.    A   decision    on    the
appeal is expected at any time. If the appeal is successful the Court will have jurisdiction to hear the case. No liability has
been   recorded   in   the  financial  statements  at   March   31,   1998   for
this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Marketsm ("Nasdaq"). In order to maintain listing by Nasdaq under new rules which went into effect in February 1998, the Company must maintain a minimum $2 million of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company is currently not in compliance with this new requirement and does not expect to be in compliance without the infusion of additional equity financing, the sale of assets, forgiveness or conversion of debt and/or a business combination. The Company is in preliminary discussions regarding one such possible arrangement, although there is no assurance that such a transaction can be completed or if completed will generate the net tangible assets required by the new requirement. Additionally, Nasdaq requires a minimum $1.00 per share minimum bid price to maintain listing. The Company's closing market price as reported on Nasdaq on May 13, 1998 was $0.8125. In April 1998, the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and that it will be delisted from the Nasdaq Stock Market effective with the close of business on May 20, 1998. However, the Company filed a request for an oral hearing regarding the decision but has not been notified of its date. The hearing date is expected to be scheduled no earlier than late June. It is the Company's understanding, based upon discussions with Nasdaq, that its delisting will be stayed or suspended until the oral hearing, at which time the Nasdaq Listing Qualifications Panel will make a final determination regarding the Company's listing status. There is no assurance that Nasdaq will accept the Company's plan at the oral hearing or that the required transaction can be completed. If the plan is not accepted, the Company's shares would be delisted from the Nasdaq Small Cap market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Bureau ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specified disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stocks may be reluctant to provide the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company is delisted from Nasdaq it will be difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain
operations   can   be  obtained  on  terms  acceptable  to   the   Company,   if
at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business
primarily    include    inability   to   complete   a   business    combination,
sale of assets or strategic alliance, inability to obtain additional debt or equity financing, delisting of the Company's
Common    Stock    on   Nasdaq,   termination   of   the   Company's    facility
lease, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.



                   Part II - Other Information


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     On March 27, 1998, the Company issued a 5% Convertible Note Payable to Corning, Incorporated ("Corning") for interest due for the six months then ended on its outstanding $4,000,000 and $100,000 Convertible Notes Payable to
     Corning. Interest is payable semi-annually in cash or in kind at the option of the Company and the note is
     convertible   into   Common   Stock  at  a  conversion   price   of   $5.50
     per share.

     During the quarter ended March 31, 1998, the Company accrued expenses of approximately $200,000 under a technical development agreement with Corning to jointly improve the Company's products, production processes and automation. In accordance with the agreement, the Company will pay for such services by issuing one warrant for each $2.50 of expenses incurred at an exercise price of $7.125 per share.

     The securities described above were/will be issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports   on   Form   8-K   filed   during   the   quarter   ended    March
     31,   1998   and   up   to   the  date  of  this  filing   on   Form   10-Q
     were:

                                                    None.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:                                   May 15, 1998
ELECTROSOURCE, INC.



                                          /s/ Michael G. Semmens
                                   Michael G. Semmens
                                   Chairman, President
                                   and Chief Executive Officer



                                          /s/ James M. Rosel
                                   James M. Rosel
                                   Chief Financial Officer
                                   and General Counsel



                                          /s/ Mary Beth Koenig
                                   Mary Beth Koenig
                                   Chief Accounting Officer
                                   and Treasurer/Controller


                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               March 31, 1998                     Number 0-16323



           __________________________________________


                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                         742466304
(State or other jurisdiction of  (I.R.S. Employer Identification
                                               No.)
incorporation or organization)

   2809 Interstate 35 South,                  78666
       San Marcos, Texas
(Address of principal executive             (Zip Code)
           offices)

       Registrant's telephone number, including area code:
                         (512) 753-6500

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)



                        INDEX TO EXHIBITS


No.                     Description                      Page

27   Financial Data Schedule                                19