Form 10-Q
period 1998-06-30
ELECTROSOURCE INC
filed 1998-08-14
CIK 823927

2
                            FORM 10Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               OR

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

   2809 Interstate 35 South,
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

Yes __  No __

             APPLICABLE  ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,234,531 shares as of August 14, 1998.


                  INDEX TO FINANCIAL STATEMENTS
                          June 30, 1998


ELECTROSOURCE, INC.              COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

     Condensed Balance Sheets at
       June 30, 1998  (Unaudited)and
       December 31, 1997                                  Page  3

     Condensed Statements of Operations for the
       three and six months ended
       June 30, 1998 and 1997 (Unaudited)                 Page  4

     Condensed Statements of Cash Flows for the
       six months ended
       June 30, 1998 and 1997 (Unaudited)                 Page  5

     Notes to Condensed Financial
       Statements (Unaudited)                             Page  6

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations (Unaudited)                     Page 10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                              Page 15

  Item 2.  Changes in Securities                          Page 15

  Item 3.  Defaults Upon Senior Securities                Page 15

  Item 4.  Submission of Matters to a Vote
            of Security Holders                           Page 15

  Item 5.  Other Information                              Page 15

  Item 6.  Exhibits and Reports on Form 8-K               Page 16

INDEX TO EXHIBITS                                         Page 19


                         Part I - Financial Information

Item 1.  Financial Statements.

                               Electrosource, Inc.
                            Condensed Balance Sheets

                                                               June 30, 1998     December 31,
                                                                (Unaudited)          1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $   648,788        $  782,918
  Trade receivables                                                  177,842           408,230
  Inventories                                                        338,382           322,289
  Prepaid expenses and other assets                                   47,029           376,757
TOTAL CURRENT ASSETS                                               1,212,041         1,890,194

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $3,654,331 in 1998 and $3,239,817 in 1997)                    3,782,118         4,164,459

INTANGIBLE ASSETS (net of accumulated amortization
  of $4,096,773 in 1998 and $3,600,213 in 1997)                    1,364,787         1,861,347

RESTRICTED CASH                                                          ---            81,604
OTHER ASSETS                                                           7,000             8,500
TOTAL ASSETS                                                      $6,365,946        $8,006,104

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $   462,940       $   518,808
  Accrued liabilities                                              1,320,421         1,668,718
  Deferred revenue and advance payments on batteries               1,049,210           432,599
  Current portion of capital lease obligations                        74,317            72,685
  Convertible notes payable                                              ---           871,920
TOTAL CURRENT LIABILITIES                                          2,906,888         3,564,730

CONVERTIBLE NOTES PAYABLE (less current portion)                         ---         2,800,554
CAPITAL LEASE OBLIGATIONS (less current portion)                     111,155           148,518

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per share,
  authorized 50,000,000 shares; issued and
     outstanding 7,234,531 shares in 1998
     and 4,534,531 shares in 1997                                  7,234,531         4,534,531
  Preferred Stock, par value $1.00 per share; authorized
     10,000,000 shares, no shares issued or outstanding                  ---               ---
  Common Stock subscription receivable                             (467,663)         (467,663)
  Warrants                                                               ---               ---
  Paid in capital                                                 51,446,508        51,146,508
  Accumulated deficit                                           (54,865,473)      (53,721,074)
                                                                   3,347,903         1,492,302
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $6,365,946       $ 8,006,104

See notes to condensed financial statements.


                               Electrosource, Inc.
                 Condensed Statements of Operations (Unaudited)



                              Three Months Ended June 30       Six Months ended June 30,
                                     1998           1997           1998            1997
Revenues
  Battery sales                  $  143,644      $ 119,820     $  388,619      $  663,055
  Project revenue                   165,941        740,367        214,956       1,204,863
  Interest income                    18,989         52,353         28,573          55,506
                                    328,574        912,540        632,148       1,923,424
Costs and expenses
  Manufacturing                     742,085        827,430      1,734,689       1,674,508
  Selling, general and              605,054        661,472      1,182,767       1,225,654
administrative
  Research and development          483,531        616,153      1,079,642       1,065,661
  Technology license and             25,000         25,000         50,000          50,000
royalties
  Depreciation and                  444,862        477,273        911,073         955,960
amortization
  Interest expense                  148,164        168,615        350,421         221,901
                                  2,448,696      2,775,943      5,308,592       5,193,684
Loss before income taxes        (2,120,122)    (1,863,403)    (4,676,444)     (3,270,260)

     Income taxes                       ---            ---            ---             ---
Loss before extraordinary gain  (2,120,122)    (1,863,403)    (4,676,444)     (3,270,260)

Extraordinary gain from early
extinguishment of debt (Note D)   3,532,045            ---      3,532,045             ---

Net income (loss)                $1,411,923   $(1,863,403)   $(1,144,399)    $(3,270,260)

Net income (loss) per common          $0.27        $(0.45)        $(0.24)         $(0.81)
share

Average common shares             5,164,202      4,096,964      4,851,105       4,017,882
outstanding


See notes to condensed financial statements.



                               Electrosource, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                   Six Months Ended June 30,
                                                     1998            1997
OPERATING ACTIVITIES
 Net loss                                        $(1,144,399)    $(3,270,260)
  Adjustments to reconcile net loss to net  cash
     used in operating activities:
   Equity instruments for consulting services         300,000          21,600
   Depreciation and amortization                      911,074       1,032,712
   Non-cash interest expense                          359,573             ---
   Amortization of prepaid lease expense              213,071             ---
   Extraordinary gain from early extinguishment   (3,532,045)             ---
     of debt
 Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables           230,387       (518,457)
   (Increase) decrease in inventories                (16,093)          37,526
    (Increase) decrease in prepaid expenses  and      118,157         (8,145)
other assets
    Increase (decrease) in accounts payable  and    (404,166)          96,727
accrued liabilities
    Increase (decrease) in deferred revenue  and      616,611       (162,223)
advance payments on batteries
CASH USED IN OPERATING ACTIVITIES                 (2,347,830)     (2,770,520)

INVESTING ACTIVITIES
 Purchases of property and equipment, net            (32,173)        (30,438)
CASH USED IN INVESTING ACTIVITIES                    (32,173)        (30,438)

FINANCING ACTIVITIES
 Proceeds  from issuances of convertible  notes
   payable and related warrants                     1,000,000       4,000,000
   to purchase Common Stock
 Payment  of  notes payable and  capital  lease   (1,535,731)       (569,060)
   obligations
 Proceeds from issuances of common stock, net       2,700,000         643,602
 Decrease in restricted cash                           81,604             ---
CASH PROVIDED BY FINANCING ACTIVITIES               2,245,873       4,074,542

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (134,130)       1,273,584

Cash and cash equivalents at beginning of period      782,918         367,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  648,788      $1,641,445


See notes to condensed financial statements.

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

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.


NOTE B - INVENTORIES

                                      June 30,       December 31,
                                         1998            1997

      Raw materials                    $169,412        $172,469
      Work in progress                   65,267          79,774
      Finished goods                    103,703          70,046
                                       $338,382        $322,289


NOTE C - PROPERTY AND EQUIPMENT

                                       June 30,        December 31,
                                         1998              1997

      Office equipment                 $  801,610      $  785,529
      Production and lab equipment      5,333,821       5,317,729
      Leasehold improvements            1,301,018       1,301,018
                                        7,436,449       7,404,276
      Less - accumulated
       depreciation and amortization   (3,654,331)     (3,239,817)
      Total Property and Equipment     $3,782,118      $4,164,459


NOTE D - CONVERTIBLE NOTES PAYABLE

In June 1998, in accordance with the terms of a Stock Purchase Agreement ("Agreement") with Kamkorp Limited ("Kamkorp"), a company organized in England, the Company executed an agreement with Corning Incorporated ("Corning") to retire the full $6,293,002 in outstanding Convertible Notes Payable and accrued interest owed to Corning, in exchange for $1,500,000 in cash. The transaction was completed on June 16, 1998. The Convertible Notes Payable and accrued interest had a carrying amount of $5,032,045 (after unamortized discount of $1,260,957), resulting in an extraordinary gain from the early extinguishment of debt of $3,532,045 upon completion of the transaction. Basic and diluted earnings per share for the extraordinary gain from the early extinguishment of debt were $0.68 and $0.73 per share, respectively, for the three and six month periods ended June 30, 1998. The $1,500,000 was provided to the Company by Kamkorp from the sale of 1,500,000 shares of Common Stock under the terms of the Agreement. (See Note E.)

NOTE E - COMMON STOCK AND CHANGE IN CONTROL

On June 2, 1998, the Company entered into an Agreement with Kamkorp, for up to $6,000,000 of equity funding. The Agreement was structured with the intent of providing additional capital combined with battery orders for use in electric vehicles, neighborhood electric vehicles and other applications. The Agreement provides Kamkorp the right to purchase an aggregate of 6,000,000 shares of the Company's Common Stock for cash at $1.00 per share and an option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00 per share for cash or, with the agreement of the Company, for services. Under the terms of the Agreement, Kamkorp purchased 1,200,000 shares of the Company's Common Stock at $1.00 per share at closing on June 2, 1998. On June 16, 1998, Kamkorp purchased an additional 1,500,000 shares of the Company's Common Stock for $1,500,000. The proceeds from the June 16, 1998 sale were used to retire all Convertible Notes Payable and accrued interest owed to Corning. (See Note D.) The Agreement requires that Kamkorp purchase up to an additional $3,300,000 of the Company's Common Stock at $1.00 per share over an 11-month period beginning September 1998. (See
Note I.)

In accordance with the terms of the Agreement, Kamkorp is entitled to a number of representatives on the Company's Board of Directors equal to at least one-third of the members of the Board. On June 2, 1998, Kamkorp nominated, and the Company's Board appointed, three (3) directors to the Board for a total of eleven (11) directors. Accordingly, Kamkorp may nominate one additional director if it so chooses. Kamkorp has the ability to obtain greater than 50% of the outstanding Common Shares of the Company on a fully-diluted basis under the terms of the Agreement and to ultimately have control of the Company's Board of Directors. Additionally, the Company must obtain express approval of Kamkorp for all important management policies and decisions which include the following:

          a. the issuance of Common Stock or any security which provides for the right to acquire Common Stock, or any other capital stock of the Company;
          b. overall policy decisions relating to business direction and manufacturing capacity;
          c. any agreement or commitment that materially affects or modifies the intellectual property owned by the Company;
          d. approval of the annual operating budget, capital budget, overhead budgets and business plans of the Company;
          e.   approval of any merger, consolidation, partnership
          or joint venture;
          f. approval of transfer of any assets of the Company with a fair market value greater than $100,000;
          g. incurring indebtedness for borrowed money, granting any material pledge or security interest in the assets of the Company;
          h.    increasing  the  size of the Company's  Board  of
          Directors;
          i.      amending    the   Company's   Certificate    of
          Incorporation or Bylaws;
          j. entering into any transaction involving an amount greater than, or having a value in excess of $100,000 or involving a term or commitment for more than 12 months; and
          k.   other various management policies and decisions.

Kamkorp is currently the record owner of 2,700,000 shares or 37.3% of the Company's 7,234,531 current outstanding shares of Common Stock and the beneficial owner of 9,000,000 shares or 66.5% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares). The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares. Kamkorp has not yet requested registration.

The Company anticipates Kamkorp and its affiliates will place significant orders for the Company's Horizonr batteries and has received a non-cancelable purchase order and a $507,500 down payment for 5,800 batteries for delivery during the second half of 1998. Shipments related to this purchase order began in June. The purchase order was from Electrosource International Limited ("EIL"), a newly formed distribution company owned 60% by Kamkorp and 40% by the Company. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, engaged in the production of electric vehicles. The parties anticipate that Kamkorp and its affiliates may place orders for up to 72,000 batteries for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, Kamkorp or its affiliates. The Company is obligated to establish a dedicated manufacturing line or capacity for production of batteries to fill such orders. Although an increase in capacity is currently available, battery production at those levels, if fully realized, would require significant expansion of plant capacity. The Company has not yet secured financing for such expansion, and there can be no assurance that such financing will be available.


NOTE F - CONTINGENCIES

In 1994 the Company signed a "Know-How License Agreement" (the "Agreement") with Horizon Battery Technologies, Ltd. ("HBTL"), of Bombay, India, calling for the completion of several detailed subordinate agreements with the ultimate purpose to license the manufacture and sale of batteries in India. The effectiveness of the Agreement was conditioned upon the subsequent execution of these six related agreements, none of which were executed. The Company believes, therefore, the Agreement never became effective and has no force or effect. Separately in 1995, HBTL agreed to pay the Company $250,000 for a Preliminary Design Review ("PDR") for a potential manufacturing facility in India, which was required to complete one of the subordinate agreements. The Company received $100,000 from HBTL and completed the PDR in 1995. The remaining $150,000 was never paid by HBTL, in spite of repeated demands by the Company.

In September 1996 the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court then ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the
District Court which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at June 30, 1998, for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.


NOTE G - EARNINGS PER SHARE

Basic and diluted loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses (before the effect of extraordinary items), outstanding options and warrants and contingently issuable shares to purchase common stock have an antidilutive effect. Therefore, such options and warrants and contingently issuable shares were not included in the diluted loss per share calculation.


NOTE H - COMPREHENSIVE INCOME

In 1997 the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company adopted SFAS 130 effective January 1, 1998, but does not have any comprehensive income as defined in SFAS 130.

NOTE I - LIQUIDITY

The Company continues to operate at a cash deficit. In January and February 1998 the Company borrowed the remaining $1,000,000 of 5% Convertible Notes from Corning in accordance with the terms of its $2,000,000 Note signed in December 1997. Existing battery orders and contract work were not adequate to sustain the Company on an ongoing basis. As a result, in February 1998 the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives such as a business combination, the sale of substantially all of the Company's assets or a strategic alliance.

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding. Kamkorp subsequently purchased 2,700,000 shares of Common Stock at $1.00 per share. The Agreement requires that Kamkorp purchase up to an additional 3,300,000 shares of Common Stock. (See Note E.) KamkorpOs obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations. The Company believes that it is currently in compliance with these conditions. While Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided information to the Company sufficient to allow the Company to determine the financial ability of Kamkorp to make the remaining required purchases of Company Common Stock.

The Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from a Kamkorp affiliate. During July 1998 the Company received $507,500 as a down payment in accordance with the terms of this purchase order. The Company began shipments to fill the order in June 1998. The Company and Kamkorp have discussed possible orders from Kamkorp and its affiliates for up to an additional 72,000 batteries for delivery in 1999; however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, Kamkorp or its affiliates. The Company is obligated to establish a dedicated manufacturing line or capacity for production of batteries to fill these orders. Although an increase in capacity is currently available, battery production at these levels in 1999, if fully realized, would require an increase in production levels and plant capacity. The Company has not yet identified sources of financing for such potential expansion.

Management believes it has sufficient cash on hand from the financing transactions completed in June 1998 and from down payments of battery orders to continue operations at current levels through August 1998. Under the terms of the Agreement, Kamkorp is required (subject to certain conditions precedent discussed above) to purchase 3,300,000 shares of the Company's Common Stock at a minimum rate of 300,000 shares per month over an 11 month period at $1.00 per share beginning in September 1998. The anticipated minimum $300,000 funding per month expected to begin in September 1998 would not, by itself, be sufficient to continue operations at current levels. Additional funding beyond $300,000 per month, additional battery orders, settlement of outstanding amounts due under the Chrysler purchase order or other financing will be required at least through 1998 to continue operations at current levels. The Company is discussing the possibility of accelerated or additional financing from Kamkorp which could be provided under the terms of the Agreement, including Kamkorp's exercise of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. The Company is also discussing other alternatives with Kamkorp, including cuts in personnel and potential additional battery orders. Absent additional funding from Kamkorp or other sources, the Company would not have the funds necessary to complete battery orders for Kamkorp affiliates or other customers, or to pay all outstanding obligations. If minimum funding is not received from Kamkorp in accordance with the terms of the Agreement or from another party, the Company will not be able to continue as a going concern.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions and debt extinguishment completed in June 1998. In April 1998 the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company regained compliance with the financial listing criteria and provided a plan for continued compliance. The success of this plan is contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which includes increased revenues and reduced operating losses and/or additional equity funding. If such funding is not provided (by Kamkorp or other parties), the Company will not be able to maintain the required $2,000,000 of net tangible assets. If the Company does not maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small Cap Market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Bureau ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules may likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

If the Company is delisted from Nasdaq it may become more difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations (Unaudited)

Results of Operations:

Revenues.

The Company had battery sales of approximately $144,000 and $389,000 for the three and six months ended June 30, 1998, as compared to $120,000 and $663,000 for the three and six months ended June 30, 1997. Approximately 47% and 78% of battery sales for the six months ended June 30, 1998 and 1997, respectively, were to Chrysler Corporation ("Chrysler"). These purchases were for testing and evaluation of the Horizonr battery in the EPIC Minivan Program. Chrysler placed a $1,400,000 purchase order with the Company in February 1998 for further testing and evaluation of the batteries. Approximately $700,000 was received from Chrysler in February 1998, in advance of battery shipments, all of which remained deferred at June 30, 1998. Only a nominal amount of batteries have been shipped to date under the order. Chrysler has indicated that it may not complete all purchases under the $1,400,000 purchase order, but that it will make at least a partial further payment. The Company and Chrysler are in discussions regarding payment for the balance of the purchase order. Future shipments of batteries under the order are uncertain. The remainder of battery sales in the first six months of 1998 were to Lockheed Martin, Micro-Vett and Electrosource International Limited ("EIL").

EIL is a newly formed distribution company owned 60% by Kamkorp Limited ("Kamkorp") and 40% by the Company. EIL placed a non-cancelable order for 5,800 batteries to be delivered in the second half of 1998 with the Company. A down payment of $507,500 on the order was received in July. A significant amount of the battery shipments for this order are expected to be made in the third quarter with the final shipments expected to be completed in December 1998. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, for production of electric vehicles. POEM is using a portion of the 5,800 Horizonr batteries in electric vehicles it is producing and supplying to shuttle athletes and officials at the Commonwealth Games being held in Kuala Lumpur, Malaysia in September 1998. Kamkorp and its affiliates have indicated that they may place orders for up to 72,000 batteries for delivery during 1999 which would require significant expansion of plant capacity. There is no guarantee or assurance that any batteries beyond the 5,800 initial order will be ordered by, or delivered to Kamkorp or its affiliates. Lockheed Martin is using the batteries for testing and evaluation in Hybrid Electric Vehicles ("HEVs") and Electric Vehicles ("EVs") in which they are producing drive trains. The HEVs and EVs are being produced for fleet consumers. The production of HEVs and EVs has been minimal to date. Micro-Vett is using the batteries for on-road testing and demonstration and converts several models of small urban vehicles to electric power under an exclusive agreement with a major European motor vehicle manufacturer. Releases under a purchase order from Lockheed Martin are expected to begin in late 1998/early 1999, and orders from Micro-Vett and others testing various battery types are expected to begin in the same general time frame. However, purchase orders from both customers have been delayed in the past and continue to be difficult to predict. The amount and timing of any of these sales remains uncertain. The majority of these applications are in emerging markets, and the entry of final products into such markets is difficult to predict.

Management expects to receive Federal Aviation Administration ("FAA") certification of batteries for aircraft and helicopter starting applications in late 1998/early 1999 at which time sales of these batteries are expected to commence. However, the amount and timing of these sales remains uncertain. Moreover, in order to continue operating at current levels, the Company must obtain funding from Kamkorp or other sources beyond the minimum amount of $300,000 per month beginning in September 1998, outlined in the Company's Agreement with Kamkorp, as the Company will otherwise be out of cash in early September 1998. (See Liquidity and Capital Resources below.) If larger orders for batteries are obtained, expansion of the plant will be required which will necessitate additional funding which has not yet been obtained.

The Company had project revenue of approximately $166,000 and $215,000 for the three and six months ended June 30, 1998, as compared to $740,000 and $1,205,000 for the three and six months ended June 30, 1997. Essentially all of the revenue generated in 1998 was from cooperative development and research agreements with the Defense Advance Research Projects Agency ("DARPA") for HEV and EV applications. Development work continues on other programs, however, no specific payment milestones were achieved during 1998 to permit the recognition of revenue on such programs. The Company received notice on June 8, 1998, from SMH Automobile of termination of the development contract between the Company and SMH. The stated reason for termination was problems with the Company meeting contractual requirements. The termination is not expected to have an impact on the financial statements of the Company, as the Company did not recognize any revenue on this contract in 1998. Management expects project revenue to increase slightly beyond current levels as programs with Fiat Auto ("Fiat") and others are completed. However, project revenue for 1998 is expected to be well below 1997 levels. A significant amount of effort has also been expended on various internal research and development programs which will not generate project revenue. Management expects most projects to be complete in late 1998 at which time orders for prototype batteries from such customers will be discussed, however, the timing and amount of any such future orders is uncertain.

Costs and Expenses.

Generally, total costs were slightly lower in the three months ended June 30, 1998, compared to the same period in 1997, and were approximately the same for the six months ended June 30, 1998, compared to the same period in 1997. In late February 1998 management reduced staffing significantly to reduce costs. Most of these reductions were at lower salary levels. The impact of these labor reductions was not realized until the second quarter of 1998, thereby causing costs to be lower for the three months ended June 30, 1998, compared to the same period in 1997. Since most of these reductions were at lower salary levels, the impact of these labor reductions did not have a significant impact on total costs for the six months ended June 30, 1998, compared to the same period in 1997.

Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost of leasing and maintaining the 88,000 square foot manufacturing and office facility. As a result, manufacturing costs have not fluctuated significantly from relatively small changes in volume. Management expects that manufacturing costs can decrease as a percentage of battery sales if volume production begins, however, additional capital will be required for manufacturing tooling required for the large-scale production of prototype battery models in order to achieve manufacturing efficiencies and to lower raw material costs. The timing and amount of battery orders remains uncertain and the sources of capital which would be required for the related tooling for such orders may not be available to the Company.

Selling, general and administrative costs have remained relatively constant during the three and six month periods ended June 30, 1998, compared to 1997 as the Company has previously attempted to reduce staffing and costs in this area. The fixed cost of maintaining a publicly registered company and operating an 88,000 square foot manufacturing and office facility are significant and are expected to decrease as a percentage of revenue if sales volumes increase.

Development work and related costs have decreased in the three month period ended June 30, 1998, compared to the same period in 1997, which correlates with the decrease in revenue for the periods. Development costs were approximately the same in the six month period ended June 30, 1998, compared to the same period in 1997, even though revenues for the six month period in 1998 decreased significantly from the same period in 1997. The amount of development work and related costs have remained constant, however, the nature of the work and costs has shifted in 1998 to programs which are not generating revenue and to cost-share programs which generate less revenue than commercial programs. The Company has incurred more costs in 1998 on testing and evaluation of batteries (aircraft, helicopter and lawnmower applications) and improvements in manufacturing processes and joint research and development efforts with Corning. The costs of such development efforts have been significant. Research and development costs decreased upon completion of the joint research and development efforts with Corning which were completed in May 1998. Such costs were approximately $100,000 and $300,000, respectively, for the three month and six month periods ended June 30, 1998. The efforts began in the third quarter of 1997, thus, no such costs were incurred in the three and six month periods ended June 30, 1997. Payment for such services provided by Corning were made through the issuance of options to purchase Electrosource Common Stock at agreed upon values and exercise prices.

Interest costs relate primarily to the Company's previous debt obligations to Corning and will greatly decrease due to the Company's retirement of its obligations to Corning in June 1998. During 1997 and early 1998 the Company issued Convertible Notes Payable to Corning with a principal balance of $6,202,500 at face interest rates of 5%. The Company was also amortizing discounts on the Convertible Notes Payable. In June 1998 the Company paid Corning $1,500,000 in cash in full settlement of its outstanding obligations to Corning. An extraordinary gain on the early extinguishment of debt of approximately $3,500,000 was realized from this transaction. (See Note D to the interim financial statements.)

Liquidity and Capital Resources.

The Company continues to operate at a cash deficit. In January and February 1998 the Company borrowed the remaining $1,000,000 of 5% Convertible Notes from Corning Incorporated ("Corning") in accordance with the terms of its $2,000,000 Note signed in December 1997. Existing battery orders and contract work were not adequate to sustain the Company on an ongoing basis. As a result, in February 1998 the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives such as a business combination, the sale of
substantially  all  of  the  Company's  assets  or  a   strategic
alliance.

On  June  2,  1998,  the Company entered into an  Agreement  with
Kamkorp  Limited  ("Kamkorp") for  up  to  $6,000,000  of  equity
funding.   (See  Note  E  and  Note I to  the  interim  financial
statements.)

Management believes that it has sufficient cash on hand to continue operations at current levels through August 1998. Absent additional funding from Kamkorp or other sources, the Company would not have the funds necessary to complete battery orders for Kamkorp affiliates or other customers, or pay all outstanding obligations. If minimum funding is not received from Kamkorp in accordance with the terms of the Agreement or from another party, the Company will not be able to continue as a going concern. (See Note I to the interim financial statements.)

In December 1997 the Company issued 299,304 shares of Common Stock to BDM (now part of TRW) as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company agreed to pay $300,000 cash to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998, in excess of $5,000,000, which did not occur. The balance is to be paid in shares of Common Stock which the Company has not yet issued. The Company and BDM have agreed to postpone issuance of the shares in order to discuss other arrangements. The Company's closing market price as reported by Nasdaq on July 31, 1998, was $1.56 per share. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1998 to satisfy current battery orders. The funding required for such expansion has not been fully identified. There were no capital commitments at June 30, 1998.

The Company is a party to certain litigation that, if resolved in a  manner  adverse to the Company, could have a material  adverse
effect  on  the CompanyOs liquidity and capital resources.   (See
Note F to the interim financial statements.)

The Company may not be able to continue to meet Nasdaq listing requirements. Delisting from Nasdaq may have a materially adverse effect upon the price and trading liquidity of the CompanyOs Common Stock and upon the CompanyOs ability to obtain necessary additional financing. (See Note I to the interim financial statements.)

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp to provide agreed-upon financing, delisting of the Company's Common Stock on Nasdaq, termination of the Company's facility lease, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.



                   Part II - Other Information


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     Recent Sales of Unregistered Securities.

     On June 2, 1998, the Company entered into an agreement with Kamkorp Limited ("Kamkorp") for the sale of 6,000,000 shares of the Company's Common Stock at a purchase price of $1.00 per share, for an aggregate offering price of $6,000,000. There were no underwriting discounts or commissions associated with the sale. The agreement called for issuance of 1,200,000 shares on June 2, with Kamkorp agreeing, subject to certain conditions precedent, to purchase a further 4,800,000 shares prior to August 1999. Kamkorp purchased an additional 1,500,000 shares on June 16. The Company also granted Kamkorp an option to purchase up to 3,000,000 shares of Common Stock at a price of $1.00 per share at any time prior to June 2, 2003.

     These sales were effected pursuant to Section 4(2) of the Securities act of 1933 and Rule 506 of Regulation D. The offering was made without public solicitation or advertising, and the only sales were made to a single accredited investor. The Company filed a Form D pertaining to the sales.

Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     At  the Company's Annual Meeting of Shareholders held on May
     20, 1998, the following items were voted on:

            PROPOSITION            FOR      AGAINST   ABSTAIN  NON-
                                                               VOTE

     1.Directors:
         Gjelde, Earl E.        3,376,115    52,407     N/A    N/A
         Graham, William R.                  52,298     N/A    N/A
                                3,376,224

   2.Approve Ernst & Young
       as independent auditors  3,408,365    12,336    7,821    0
       for fiscal 1998

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Lease Agreement between William D. McMorris and Electrosource, Inc., dated May 29, 1998.

          10.2 Agreement dated May 29, 1998 between Corning Incorporated and Electrosource, Inc. terminating the Note Purchase and Option Agreement dated March 27, 1997, the Note Purchase Agreement dated December 19, 1997 and the Research and Development Umbrella agreement dated July 1, 1997.

          10.3 Amendment dated June 15, 1998 to May 29, 1998 Agreement terminating Notes between Corning Incorporated and Electrosource, Inc. for a one-day extension for payment.

          10.4 Form of Severance Agreements between officers/key employees and Electrosource, Inc. dated May 18, 1998.

          10.5   Director Indemnification Agreement dated  June  2,
                 1998   between  Electrosource,  Inc.   and   Kamal
                 Siddiqi.

          10.6 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Clifford Winckless.

          10.7 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Roger Musson.

          27.    Financial Data Schedule.


     (b)  Reports on Form 8-K.

          Reports on Form 8-K filed during the quarter ended June
          30, 1998 and up to the date of this filing on Form 10-Q were:

               June  11,  1998,  Stock  Purchase  Agreement   for
               $6,000,000 and Registration Rights Agreement dated
               June  2,  1998  between Kamkorp  Limited  and  the
               Company.

               July 8, 1998, financial information as of June 30,
               1998 as requested by Nasdaq Qualifications Panel in support of compliance for listing requirements.





                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 14, 1998              ELECTROSOURCE, INC.



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




            ________________________________________

                           EXHIBITS TO
                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended           Commission File Number:
         June 30, 1998                       0-16323


           __________________________________________


                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                         742466304
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

   2809 Interstate 35 South,                  78666
       San Marcos, Texas
     (Address of principal                  (Zip Code)
      executive offices)

       Registrant's telephone number, including area code:
                         (512) 753-6500

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)



                        INDEX TO EXHIBITS


 No.                       Description                       Page

10.1      Lease  Agreement between William  D.  McMorris
          and Electrosource, Inc. dated May 29, 1998.           20

10.2      Agreement  dated May 29, 1998 between  Corning
          Incorporated    and    Electrosource,     Inc.
          terminating  the  Note  Purchase  and   Option
          Agreement  dated  March  27,  1997,  the  Note        45
          Purchase Agreement dated December 19, 1997 and
          the    Research   and   Development   Umbrella
          agreement dated July 1, 1997.

10.3      Amendment dated June 15, 1998 to May 29,  1998
          Agreement  terminating Notes  between  Corning
          Incorporated and Electrosource, Inc. for a one-       48
          day extension for payment.

10.4      Form    of    Severance   Agreements   between
          officers/key employees and Electrosource, Inc.        49
          dated May 18, 1998.

10.5      Director Indemnification Agreement dated  June
          2,  1998 between Electrosource, Inc. and Kamal        57
          Siddiqi.

10.6      Director Indemnification Agreement dated  June
          2,   1998  between  Electrosource,  Inc.   and        66
          Clifford Winckless.

10.7      Director Indemnification Agreement dated  June
          2,  1998 between Electrosource, Inc. and Roger        75
          Musson.

27.       Financial Data Schedule                               84



                                                Exhibit 10.1

STATE OF TEXAS
COUNTY OF HAYS

      This Lease Agreement ("Lease") made and entered into by and between William D. McMorris ("Landlord") and Electrosource, Inc.
("Tenant");

1. Premises and Term. In consideration of the obligation of Tenant to pay rent as provided in this Lease, and in consideration of the other terms, provisions, and covenants of this Lease, Landlord hereby demises and leases to Tenant, and Tenant hereby takes from Landlord certain real property (the "Land") located in the above-named County and State, more particularly described in Exhibit A attached hereto and incorporated herein by this reference, together with any building (the "Building") on the Land together with any other improvements upon said premises (the said Land, Building, and other improvements located therein or thereon being hereinafter referred to as the "Premises").

To Have and to Hold the Premises, subject to the other terms and provisions of this Lease, for a term commencing on October 1, 1998 (the "Commencement Date") and ending November 30, 2003. Tenant acknowledges that it has inspected the Premises and accepts the Premises in their present condition as suitable for the purpose for which the Premises are leased. Tenant further acknowledges that no representations as to the repair of the Premises, nor promises to alter, remodel, or improve the Premises, have been made by Landlord.

2.   Rent. Tenant agrees to pay to Landlord rent for the Premises
("Rent"), without deduction, set off, or abatement, beginning on the Commencement Date for the term, as described below:

     Time Period                             Rent
     Commencement Date - November 1998       $25,000
     December 1998 - November 2001           $30,000
     December 2001 - November 2003           $35,000

All monthly installments shall be due and payable in advance without demand on or before the first day of each month of the lease term.

Tenant shall have the right to cancel the Lease as of September 30, 2001, with 180 days written notice. In the event Tenant exercises such right to cancel the Lease, Tenant shall be obligated to pay Landlord a cancellation fee of $50,000. Landlord shall have the right to terminate the Lease as of September 30, 2001 with 180 days written notice. In such event, Landlord shall be obligated to pay Tenant a cancellation fee equal to $50,000. Such fee may be paid by Landlord in the form of credit against rent for the last two rental periods of the Lease.

3. Security Deposit. By no later than September 1, 1998, Tenant shall remit to the Landlord a security deposit of $50,000.00, which shall remain on deposit with Landlord, as security for the faithful performance of all the terms and conditions of this Lease by Tenant. Such security deposit shall be paid in the form of cash, which shall be held with Landlord in an interest bearing account (the "Deposit Account"). The interest paid on the Deposit Account shall be taxable income to Tenant irrespective of the fact that such interest shall be held in such account to be paid according to the provisions set forth below. If Tenant should default in performing any term or provision of this Lease, then the security deposit, or any part thereof, may be applied on the damages or expenses sustained by Landlord by reason of such default. Such application shall not be construed as an agreement to limit the amount of Landlord's claim or as a waiver of any damages, but on the contrary, Landlord's claim for damages not covered by such security deposit shall remain in full force and effect. If, at the end of the terms of this Lease, Tenant is not in default in the performance of any provision of this Lease, the security deposit, and any accrued interest, or any balance thereof remaining, will be refunded to Tenant. No mortgagee of Landlord shall have any liability to Tenant for such security
deposit   until  such  mortgagee  shall  actually  have  received
possession thereof.

4. Disclaimer of Warranties. Neither Landlord, Landlord's mortgagee, nor any officer, partner, agent, employee, or representative of either Landlord or Landlord's mortgagee, makes or has made any warranties or representations of any kind or character, express or implied, with respect to the Premises, or any portion thereof, its physical conditions, income to be derived therefrom, or expenses to be incurred with respect thereto, its fitness or suitability for any particular use, latent defects or any other matter or thing relating to or affecting the same. There are no oral agreements, warranties, or representations collateral to or affecting the Premises or any portion thereof, except as may otherwise be expressly set forth in this Lease. Landlord and Tenant each hereby agree that the Premises are leased in an "as is" condition.

Tenant   agrees   to  furnish  Landlord  with  all  environmental
assessments of the Premises obtained by Tenant upon completion thereof.

5.  Use.

A. The Premises may be used, to the extent permitted by applicable law, for general office purposes and for the purpose of manufacturing, assembling, receiving, storing, shipping, and selling (other than retail) of an advanced lead acid battery or such other products as do not involve the use, creation or storage of any type of Hazardous Substance unless the written consent of Landlord is first obtained (which approval shall not be unreasonably withheld or delayed after all required Environmental Assessments and data are provided to Landlord). Landlord hereby consents to the use of the substances specified in Exhibit D, provided all permits necessary for such use are possessed by Tenant and Tenant continues to comply with all laws, rules or regulations applicable thereto. Tenant shall at its own cost and expense obtain and at all time maintain any and all licenses and permits necessary for any such use. Tenant shall comply with all governmental laws, ordinances, and regulations applicable to the use of the Premises and shall promptly comply with all governmental orders and directives for the correction, prevention, and abatement of nuisances in, upon, or connected with the Premises, all at Tenant's sole expense. In the event any use of the Premises, or any part thereof, whether approved by Landlord or not, shall ever cause the insurance rates of policies carried by Landlord to increase, Tenant shall pay on demand from Landlord, as additional rent, the full amount by which such insurance rates increase as a result of Tenant's use. Further, Tenant will not use the Premises in any manner that would result in the cancellation of any insurance policy carried by Landlord on the Premises, and Tenant will not introduce into the Premises or use therein any equipment or fixtures which might be reasonably expected, due to excess weight, vibration, or any other characteristic, to cause damage to the Premises or walls or interior demising walls of the Premises without Landlord's prior written consent.

B.    Without  limiting  the  generality  of  the  provisions  of
Paragraph 5.A. above, Tenant expressly agrees that (i) all activities will be conducted on the Premises in accordance with all Environmental Laws; (ii) the Premises will not be knowingly, intentionally, or negligently used in any manner for the storage or disposal of any Hazardous Substances except for the storage or disposal of such materials as are used in the ordinary course of Tenant's business, provided such materials are at all times properly stored and disposed of in a manner and location meeting all Environmental Laws; (iii) no portion of the Premises will be used as a landfill or a dump or other waste management unit; (iv) Tenant will not install any underground tanks of any type on the Premises or the Land; (v) Tenant will not permit any Hazardous Substances to be brought onto, stored, processed, disposed of on, released, discharged from (including ground water contamination) or otherwise handled on the Premises, except in accordance with all Environmental Laws, and if so brought or found located thereon, the same shall be immediately removed by Tenant, at Tenant's sole cost and expense, with proper disposal (at a location other than on the Land or Premises), and all required cleanup procedures shall be diligently undertaken by Tenant pursuant to all Environmental Laws. Tenant shall immediately notify Landlord should Tenant become aware of the presence, release, discharge or disposal of any Hazardous Substance or other environmental problem or liability with respect to the Premises. For purposes of this Lease, "Environmental Laws" shall mean any and all laws pertaining to health or the environment, including without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, 42 U.S.C. 9601-75, as amended by the Superfund Amendments and Reauthorization Act, Pub. L. No. 99-499, 100 Stat. 1613 (1986), as the same may be further amended from time to time, The Toxic Substances Control Act, 15 U.S.C. 2601, et. seq., as amended from time to time, the Clean Water Act, 33 U.S.C. 1251 et. seq., as amended from time to time, The Safe Drinking Water Act, 42 U.S.C.
300(f)-300(j)-10, as amended from time to time, the Clean Air Act, 42 U.S.C. 7401 et. seq., as amended from time to time, the Resource Conservation and Recovery Act of 1976, 42 U.S.C. 6901-91, as amended from time to time, the Texas Water Code, as amended from time to time, the Texas Solid Waste Disposal Act, as amended from time to time, the Hazardous Materials Transportation Act, as amended from time to time, and the Texas Air Act, as amended from time to time, together with any and all rules and regulations promulgated under any of the preceding statutes or acts, including without limitation, rules and regulations promulgated by the United States Environmental Protection Agency and the Texas Natural Resource Conservation Commission, or any successor agency. Additionally, for purposes of this Lease, "Hazardous Substances" means any substance (i) the presence of which requires removal, remediation, or investigation under Environmental Laws, including without limitation, any hazardous substance within the meaning of Section 101(14) of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. 9601(14), or (ii) that contains or consists of gasoline, diesel fuel, oil, fuel oil, or other petroleum hydrocarbons. Tenant shall indemnify, defend and hold Landlord (as well as any mortgagee and trustee under any deed of trust or mortgage on the Premises and their respective agents, employees, affiliates, officers, directors, shareholders, and representatives) harmless from all claims, demands, actions, liabilities, costs (including attorney's fees), expenses, damages and obligations of any nature, whether threatened, brought, sought or imposed, arising from or as a result of the use of the Premises by Tenant, its invitees, agents, contractors, employees, subcontractors, permitted subtenants, or permitted assignees in violation of the foregoing provision relating to Hazardous Substances. The foregoing indemnification shall survive the termination or expiration of this Lease.

C. Tenant agrees to give Landlord notice of any act, spill or condition which would be deemed to be a violation of the uses permitted under this Lease or a violation of an Environmental Law. In the event Tenant files any type of environmental report with a governmental agency pertaining to an environmental matter, Tenant agrees to furnish Landlord a copy of such report within five (5) days of the filing of such report.

6.  Taxes.

A. Tenant agrees to pay, as additional rent, all taxes, assessments (both general and special), or governmental charges (hereinafter collectively referred to as "Taxes") lawfully levied or assessed against the Premises or any part thereof, together with any tax with respect to this Lease and/or on sums received by Landlord under this Lease, but excluding any tax based upon Landlord's net income. Such payment of Taxes shall be made by Tenant depositing with Landlord along with the Rent payment required to be made each month, an amount equal to 1/12th of the prior year's ad valorem taxes. Such monthly payment shall initially be $6,060.00 per month. Landlord agrees to place such sums into the Deposit Account; and to pay Taxes prior to their due date. In the event ad valorem taxes should either be raised or lowered from time to time, then the amount of such tax deposit shall be adjusted accordingly. If, at the end of any calendar year, it is determined that Tenant has overpaid such taxes, Landlord shall refund to Tenant the amount of such excess, but if Tenant shall have underpaid, Landlord shall bill or invoice Tenant for the amount of such underpayment and such underpayment shall be due within ten (10) days thereafter. Tenant shall immediately forward to Landlord any tax statement received from any taxing authority. Tenant shall deposit (or shall cause Horizon Battery Technologies, Inc., and/or BDM International, Inc. to deposit) the sum of $61,740.00 (being the estimated taxes for the period of January 1, 1998, through September 30, 1998, based on 1997 taxes) with Landlord on or before September 1, 1998, to be deposited into the Deposit Account.

B. Landlord or Tenant may, at their own cost and expense (in its own name or in the name of both Landlord and Tenant as Landlord may deem appropriate), dispute and contest the same, and in such case such disputed item need not be an amount equivalent to the amount of the assessed taxes. Tenant shall escrow with a mutually agreeable financial institution the amount of any such disputed or contested item, including any penalty and interest which may accrue while the tax is being contested, until such dispute or contest is resolved. At the conclusion of such contest, Tenant shall pay the items contested to the extent that they are held valid, together with all items, court costs, interest, and penalties relating thereto and noted herein. Both parties agree to promptly cooperate with each other in providing information which is relevant in contesting the assessed value of the Premises. Notwithstanding the above, Tenant shall pay any tax being contested by it should payment be demanded by holder of a mortgage on the Premises.

C. Any payment to be made pursuant to this Paragraph 5 with respect to the real estate tax year in which this Lease terminates shall bear the same ratio to the payment which would be required to be made for the full tax year as that part of such tax year covered by the term of this Lease bears to a full tax year. Landlord's real estate tax statements, with respect to the Premises, shall be made available for inspection by Tenant at Landlord's offices during Landlord's business hours.

D. Landlord agrees that if an abatement of any taxes, assessments (both general and special), or governmental charges pertaining to the Premises is granted by the relevant governmental agency or authority, then the full amount of such abatement shall be received by Tenant. If any tax, assessment, or governmental charge is paid prior to the granting of such abatement, the portion paid either directly or indirectly by Tenant shall be refunded to Tenant either directly by the governmental agency or authority or, if refunded to the Landlord, by the Landlord promptly after its receipt; provided, however, that Tenant shall deposit with Landlord any such refund and/or abated taxes until such time as Landlord shall have no contingent liability for the same due to the failure of Tenant to satisfy any of the conditions required in order to obtain such abatements and/or refunds.

E. Tenant agrees that the 1997 ad valorem taxes, penalties, interest and collection costs shall be paid no later than June
30, 1998.

7.   Landlord's  Repair  Obligations.   Landlord  shall  have  no
obligation to maintain any portion of the Premises, but may, if Tenant fails to do so after reasonable notice, make any necessary repairs thereto, whereupon Tenant shall reimburse Landlord, on demand, the full cost of the same to the extent such repairs were required to be made by Tenant hereunder. Notwithstanding the above, should latent structural defects in either the foundation or structural portions of the Building (excluding the roof) exist upon the Commencement Date of this Lease, but not be discovered until some later date, which latent defects materially lessen the usefulness of the Building to Tenant for the purposes for which Tenant is then using the Building, then Landlord shall, at its option after receiving written notice of the existence thereof by Tenant, either perform such repairs as is reasonably required (at no cost to Tenant), or, shall notify Tenant in writing of Landlord's refusal to perform such repairs, whereupon Tenant shall have the option of performing such repairs at its sole cost and expense or terminating this Lease without penalty. Any such termination by Tenant must be done by written notice to Landlord within thirty (30) days after Landlord has notified Tenant of its refusal to perform such repairs as aforesaid.

8. Tenant's Repairs. Tenant shall, at its own cost and expense, keep all parts of the Premises, including but not limited to, foundation, roof, exterior walls, windows, glass and plate glass, doors (including overhead doors), any special store front, interior walls, and finish work, floors and floor covering, heating, ventilating and air conditioning systems, gutters, down spouts and protective posts therefor, curbs, loading docks, dock boards, dock bumpers, dock levelers, steps and landings, plumbing work and fixtures, and gas, electric, water and other utility lines, landscaping, parking areas, sidewalks, walkways, exterior lighting, driveways and the like, in good repair and condition, and shall take good care of the Premises and its fixtures and suffer no waste. Tenant shall keep the Premises free of all pest infestation, including but not limited to, termites and rodents, and shall maintain a regular pest control prevention program. Except as set forth in the last sentence of this Paragraph 8,
Tenant shall not be obligated to repair any damage caused by fire, tornado, or other casualty covered by items set forth under the extended coverage provisions of Landlord's fire insurance policy. Tenant shall also be obligated to repair any damage to the Premises or any part thereof caused by the negligent act or willful misconduct of its Tenant, its agents, customers, employees, or invitees regardless of whether Tenant would otherwise be obligated to make such repair by the provisions hereof. If Tenant fails to make any repairs or do any maintenance required by this Paragraph 8, Landlord may, but shall not be obligated to make such repairs or do such maintenance at Tenant's expense. The reasonable costs of such repairs and maintenance shall be payable to Landlord by Tenant on demand.

9. Alterations. Tenant shall not make any major alterations, additions, or improvements to the Premises without the prior written consent of Landlord. Tenant may, without the consent of Landlord, but at Tenant's own cost and expense and in a good workmanlike manner, make such minor alterations, additions, or improvements or erect, remove or alter such partitions, or erect such shelves, bins, machinery, coolers, freezers, and trade fixtures as it may deem advisable, without altering the basic character of the Building or improvements, without affecting the structural or load bearing elements of the Building or improvements, without overloading or damaging such Building or improvements or any utility systems servicing same, and in each case complying with all applicable governmental laws, ordinances, regulations, and other requirements. All shelves, bins, machinery, coolers, freezers, and trade fixtures installed by Tenant may be removed by Tenant at the termination of this Lease, if Tenant so elects, so long as no event of default by Tenant is then in existence, and shall be removed if required by the Landlord. All such removals and restorations shall be accomplished in a good, workmanlike manner so as not to damage the primary structural qualities of the Building and other improvements situated on the Premises. As used herein, "trade fixtures" shall not include any permanent leasehold improvements including but not limited to any floor, wall or ceiling coverings, any interior walls or partitions, any lighting fixtures, track lights or any property which is a part of or associated with any electrical, plumbing or mechanical systems, notwithstanding that the same may have been installed in, upon or about the Premises by Tenant.

10. Signs. Tenant shall have the right to install signs upon the exterior of the Building and other improvements situated on the Premises. Tenant's installation of signage shall be subject to any applicable governmental laws, ordinances, regulations and other requirements, and subject to applicable restrictive covenants, if any. Tenant shall remove all such signs at the termination of this Lease. Such installation and removals shall be made in such manner as to avoid injury or defacement of the Building and other improvements situated on the Premises.

11.  Inspection.

A. Landlord and Landlord's agents, representatives, and lender (and the lender's agents and representatives) shall have the right to enter and inspect the Premises at any time during reasonable business hours with reasonable prior notification for the purpose of ascertaining the condition of the Premises
(including without limitation, by means of soil, water and subsurface testing and investigation), showing the Premises to prospective purchasers, or in order to make such repairs as may be permitted to be made by Landlord under the terms of this Lease, and, during the final six months of the lease term or at any time while Tenant is in default hereunder, for the purpose of showing the Premises to prospective tenants and shall have the right to erect on the Premises a suitable sign indicating that the Premises are for lease. Landlord shall, at any time, after Tenant approves of the size and design (which approval shall not be unreasonably withheld or delayed), also be entitled to erect a suitable sign indicating that the Premises are for sale.

B. Between October 1, 1998 and October 30, 1998, Tenant shall cause Hill Country Environmental to enter and inspect the Premises for the purposes of determining the environmental condition of the Premises. Such inspection shall be at the sole cost and expense of Tenant. In the event such inspection determines there are environmental conditions or activities which would be a violation of Section 5 of the Lease, Landlord shall give Tenant notice of such violations. The provisions of Paragraph 19 hereof shall control the requirements of Tenant to cure or correct such violations. Nothing in this Paragraph 11(B) shall waive, diminish, delete, or impair the rights of Landlord under that certain Lease dated August 17, 1993, between Landlord and Horizon Battery Technologies, Inc., pertaining to the Property.

12. Utilities. Tenant shall pay all charges incurred for any utility services used on or from the Premises and any maintenance charges for utilities, and shall be responsible for any costs associated in any manner with any additional utility connections to the Premises which Tenant may require. Such payments shall be made directly to the supplier of any utility. Landlord shall in no event be liable for any interruption or failure of utility services on the Premises.

13. Assignment and Subletting. Tenant shall not have the right to assign this Lease or to sublet the whole or any part of the Premises without the prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed. Notwithstanding any assignment or subletting, Tenant shall at all times remain fully responsible and liable for the payment of the rent herein specified and for compliance with all of the other obligations imposed on Tenant under the terms, provisions, and covenants of this Lease. Upon the occurrence of an "event of default" as hereinafter defined, if the Premises or any part thereof are then assigned or sublet, Landlord, in addition to any other remedies provided, or provided by law, may at its option collect directly from such assignee or subtenant all rents or payments becoming due to Tenant under such assignment or sublease and apply such rent or payment against any sums due to Landlord by Tenant. No such collection shall be construed to constitute a release of Tenant from the further performance of its obligations under this Lease. Landlord shall have the right to assign any of its rights under this Lease.

14.  Fire, Casualty and Pollution Damage.

A. If the Premises should be damaged or destroyed by fire, tornado, or other casualty, Tenant shall give prompt written notice thereof to Landlord.

B. If the Premises or the Building should be totally destroyed by fire, tornado, or other casualty, Tenant shall give prompt written notice thereof to Landlord.

C. If the Premises or the Building should be damaged by fire, tornado, or other casualty, but only to such extent that rebuilding or repairs can be completed within 180 days after the date upon which Landlord is notified by Tenant of such damage, this Lease shall not terminate, but Landlord shall, at its sole cost and expense, proceed with best efforts to rebuild and repair such Building to substantially the condition in which it existed prior to such damage, except that (i) Landlord shall not be required to so rebuild or repair if less than twelve (12) months remain in the term hereof (or if less than 12 months remain until Tenant or Landlord may terminate this Lease as provided in Paragraph 2 herein) after the expiration of such 180 day period;
(ii) Landlord shall not be required to rebuild, repair, or replace any part of the partitions, fixtures, and other improvements which may have been placed on the Premises by
Tenant; and (iii) so long as Landlord has complied with the provisions hereof relating to insurance coverage, Landlord shall not be obligated to expend any funds in excess of available insurance proceeds attributable to such damage in rebuilding the Premises. If the Premises are untenantable in whole or in part following such damage, the rent payable hereunder during the period the premises are untenantable shall be reduced to such extent as may be fair and reasonable under all of the circumstances, as mutually determined by Tenant and Landlord. In the event that Landlord should fail to complete such repairs and rebuilding within 180 days after the date upon which Landlord is notified by Tenant of such damage, Tenant may, as its sole remedy and at its option, terminate this Lease by delivering written notice of termination to Landlord within thirty (30) days after the expiration of such 180 day period, whereupon all rights and obligations hereunder shall cease and determine, save and except Tenant's obligations to indemnify Landlord. Notwithstanding the above provisions of this Lease, if the Premises or any portion thereof is damaged by fire or other casualty resulting from the fault or negligence of Tenant or any of Tenant's agents or employees, the rent under this Lease will not be abated or diminished during the repair of that damage, and Tenant will be liable to Landlord for the cost and expense of the repair and restoration of the Premises or any part thereof caused thereby to the extent that cost and expense is not covered by insurance proceeds (including without limitation, the amount of any insurance deductible).

D. Any insurance which may be carried by Landlord or Tenant against loss or damage to the buildings and other improvements situated on the Premises shall be for the sole benefit of the party carrying such insurance and under its sole control.

E. Except as noted in subparagraph C above, each of Landlord and Tenant hereby releases the other from any and all liability or responsibility to the other or anyone claiming through or under them by way of subrogation or otherwise for any loss or damage to property caused by fire or any of the extended coverage casualties covered by the insurance maintained hereunder, EVEN IF SUCH FIRE OR OTHER CASUALTY SHALL HAVE BEEN CAUSED BY THE FAULT OR NEGLIGENCE OF THE OTHER PARTY, or anyone for whom such party may be responsible; provided, however, that this release shall be applicable and in force and effect only with respect to loss or damage occurring during such times as the applicable insurer consents thereto, to the extent any such consent is required, and the releaser's policies contain a clause or endorsement to the effect that any release shall not adversely affect or impair said policies or prejudice the right of the releaser to recover thereunder. Each of Landlord and Tenant agrees that it will request its insurance carriers to include in its policies such a clause or endorsement.

F. Landlord covenants and agrees to maintain standard fire and extended coverage insurance covering the Building (exclusive of any of Tenant's fixtures, furnishings, equipment and other property attached hereto or located thereon) in an amount not less then eighty percent (80%) or more, at Tenant's option, of the replacement cost thereof. On a monthly basis along with the payment of Rent, Tenant shall pay to Landlord as additional rent, one-twelfth (1/12) of the amount of the premiums for such insurance. Such payment shall be placed in the Deposit Account. The failure to pay such amount shall be treated in the same manner as a failure to make payment of rent when due. Any and all payments for losses under such insurance maintained by Landlord shall be made solely to Landlord, and such insurance may be obtained by Landlord through blanket or master policies insuring other entities or properties owned or controlled by Landlord. Similar provisions regarding the overpayment and underpayment of such insurance premiums as are contained in Paragraph 6(A) shall apply to this Paragraph 14(F). Tenant shall deposit the sum of $6,497.00 (being the estimated premium for the period January 1, 1998 through September 30, 1998, based on the 1997 premiums) with Landlord on or before September 1, 1998, to be deposited into the Deposit Account.

G. Tenant shall, at its own expense, during the term of the Lease, obtain pollution insurance protecting Landlord from any damages resulting from any act of pollution occurring on the Premises. Such policy shall be in the amount of $1,000,000.00, with no greater than a $50,000.00 deductible. The policy shall provide that any proceeds for loss or damage to the Premises shall be payable solely to Landlord, which sum Landlord shall use for the correction or abatement of the pollution resulting in such payment. On a monthly basis along with the payment of Rent, Tenant shall pay to Landlord as additional rent, one-twelfth (1/12) of the amount of the premiums for such insurance. Such payment shall be placed in the Deposit Account. The failure to pay such amount shall be treated in the same manner as a failure to make payment of rent when due. Any and all payments for losses under such insurance maintained by Landlord shall be made solely to Landlord, and such insurance may be obtained by Landlord through blanket or master policies insuring other entities or properties owned or controlled by Landlord. Similar provisions regarding the overpayment and underpayment of such insurance premiums as are contained in Paragraph 6(A) shall apply to this Paragraph 14(G). Tenant shall provided Landlord with a 12 month prepaid pollution insurance policy under the above terms at the beginning of this Lease.

15. Liability. Landlord shall not be liable to Tenant or Tenant's employees, agents, patrons, or visitors, or to any other person whomsoever, for any injury to person or damage to property on or about the Premises caused by the negligence or misconduct of Tenant, its agents, servants, or employees, invitees or licensees or caused by the Building and improvements located on the premises becoming out of repair, or caused by leakage of gas, oil, water, or steam or by electricity emanating from the Premises, or due to any cause whatsoever, and Tenant agrees to indemnify Landlord and hold it harmless from any loss, expense, or claims including attorney's fees, arising out of any such damage or injury; except to the extent that any injury to person or damage to property is caused solely by the negligence of Landlord. Tenant shall procure and maintain throughout the term of this Lease a policy or policies of insurance (in form and content reasonably acceptable to Landlord), at its sole cost and expense, insuring both Landlord and Tenant against all claims, demands or actions arising out of or in connection with Tenant's use or occupancy of the Premises, or by the condition of the Premises, the limits of such policy or policies to be in an amount not less than $1,000,000.00 in respect of any one occurrence and a General Aggregate limit of $2,000,000.00, and to be written by insurance companies reasonably acceptable to Landlord and qualified to do business in the state in which the Premises are located. All policies of insurance required to be maintained by Tenant shall specifically make reference to the indemnifications of Landlord by Tenant hereunder and shall provide that the Landlord shall be given at least thirty (30) days prior written notice of any cancellation or non-renewal of any such policy. The indemnity provisions contained in this Paragraph 15 shall survive the termination or expiration of this Lease and run in favor of not only Landlord, but the Landlord's agents, employees, affiliates, officers, directors, shareholders, and representatives (collectively the "Landlord's Related Parties").

16.  Condemnation.

A. If the whole or any substantial part of the Premises or the Building or Land upon which the Premises are located should be taken for any public or quasi-public use under governmental law, ordinance, or regulation, or by right of eminent domain, or by private purchase in lieu thereof, this Lease shall terminate and the rent shall be abated during the unexpired portion of this Lease, effective when the physical taking of said Premises shall occur. For the purposes hereof "substantial part of the Premises" shall be deemed to mean such portion of the Premises the loss of which would, in Landlord's and Tenant's reasonable opinion, materially lessen the usefulness of the Premises to Tenant for the purposes for which Tenant is then using the Premises.
B. If less than a substantial part of the Premises or the Building or Land upon which the Premises are located shall be taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, or by private purchase in lieu thereof, this Lease shall not terminate, but the rent payable hereunder during the unexpired portion of this Lease shall be reduced to such extent as may be fair and reasonable under all of the circumstances as mutually determined by Landlord and Tenant.

C. In the event of any such taking or private purchase in lieu thereof, Landlord and Tenant shall each be entitled to receive and retain such separate awards and/or portion of lump sum awards as may be allocated to their respective interest in any condemnation proceedings. Notwithstanding the above, Tenant agrees that any awards payable as a result of the condemnation and/or private purchase in lieu of condemnation of the Land not affecting the Building and/or Parking Area shall be paid solely to Landlord.

17. Holding Over. Should Tenant, or any of its successors in interest, hold over the Premises, or any part thereof, after the expiration of the term of this Lease, as may be renewed or extended, unless otherwise agreed in writing, such holding over shall constitute and be construed as creating a month-to-month tenancy only, cancelable at the will of Landlord, upon thirty
(30) days notice, at a rental equal to one hundred fifty percent (150%) of the total rental payable for the last month of the term hereof, payable in full on the first day on which Tenant holds over and on the first day of each month thereafter during such holdover period. The inclusion of the preceding sentence shall not be construed as Landlord's permission for Tenant to hold over.

18. Quiet Enjoyment. Landlord covenants that it now has good title to the Premises, free and clear of all liens and encumbrances, excepting only the lien for current taxes not yet due, such mortgage or mortgages as are permitted by the terms of this Lease, zoning ordinances, and other building and fire ordinances and governmental regulations relating to the use of such property, and easements, restrictions, and other conditions of record. Landlord represents and warrants that it has full right and authority to enter into this Lease and that Tenant, upon paying the rental and performing its other covenants and agreements under the terms of this Lease, shall peaceably and quietly have, hold, and enjoy the Premises for the term hereof without hindrance or molestation from Landlord, or anyone claiming by, through, or under Landlord, but not otherwise, subject to the terms and provisions of this Lease. Nothing herein shall prohibit Landlord from granting easements over, above, through or under any portion of the Land provided such grant (a) does not affect the Building and/or Parking Area, or
(b) does not destroy the current or proposed future operations of Tenant. Tenant consents to the granting of a 25 foot permanent and temporary easement to the City of San Marcos along Interstate 35 for the construction and operation of a water line (the Center Point Transmission Main Project).

19. Events of Default. The following events shall be deemed to be events of default by Tenant under this Lease:

A. Tenant shall fail to pay any installment of the rent or additional rent hereby reserved (including, without limitation, amounts payable pursuant to Paragraphs 5, 6, 8, 12 and 14 hereof) or shall fail to perform or discharge any other obligation or liability of Tenant under this Lease requiring the payment of money when any such payment is due, within five (5) business days after receipt of written notice from Landlord; provided, however, that Landlord shall not be required to give more than two (2) such notices during any twelve (12) month period.

B.  Tenant shall make an assignment for the benefit of creditors.

C. Tenant should file a petition under any section or chapter of the Bankruptcy Code or under any present or future bankruptcy, insolvency, or similar law or statute of the United States or any state thereof heretofore or hereinafter enacted; or Tenant shall have such a petition filed against it involuntarily and such petition is not withdrawn or otherwise removed within sixty (60) days of its being filed; or Tenant shall be adjudged bankrupt or insolvent in proceedings filed against Tenant thereunder.

D. A receiver, trustee, or custodian shall be appointed for, or shall take possession of, all or substantially all of the assets of Tenant.

E. Tenant shall fail to comply with any term, provision, or covenant of this Lease or shall fail to discharge any obligation or liability hereunder not involving the payment of money, and shall not cure any such failure within ten (10) days after written notice thereof to Tenant, provided that if such default is not susceptible to cure within ten (10) days, Tenant shall be deemed to have cured such default if Tenant has commenced efforts to cure such default within such ten (10) day period and diligently pursues and completes such curative actions within a reasonably prompt period of time thereafter; and provided, further, that Landlord shall not be required to give more than two (2) such notices during any twelve (12) month period.

F.  The termination, dissolution or liquidation of Tenant.

20.   Remedies.   Upon the occurrence of any of  such  events  of
default described herein, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand whatsoever (Tenant hereby expressly waiving any such notice or demand):

A. Terminate this Lease, in which event Tenant shall immediately surrender the Premises to Landlord without any payment therefor, and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which it may have for possession or arrearage in rent, enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying such Premises or any part thereof, by any lawful means, whether through judicial process or otherwise, without being liable for any claim of damages therefor; and Tenant agrees to pay to Landlord on demand the amount of all loss and damage which Landlord may suffer by reason of such termination, whether through inability to relet the Premises on satisfactory terms or otherwise.

B. Enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying such Premises or any part thereof, by any lawful means, whether through judicial process or otherwise, without being liable for any claim for damages therefor, and relet the Premises, in the name of Landlord or otherwise, for such term or terms (which may be greater or lesser than the period which would otherwise have constituted the balance of the term of this lease) and on such conditions (which may include concessions or free rent) as Landlord, in its sole discretion, may determine, and receive the rent therefor. In the event of any such re-entry or dispossession, Tenant shall not thereby be relieved of its liability and obligations under this Lease, which shall survive any such re-entry or dispossession, and in that event (i) the rent and other charges required to be paid by Tenant up to the time  of  such  re-entry or dispossession shall  become  due  and payable, together with such reasonable expenses as Landlord may incur for reasonable attorneys' fees, brokerage commissions, and/or expenses of putting the Premises in such condition as the Tenant under the provisions hereof is required to maintain, or for preparing the same for reletting, and (ii) Tenant or the legal representatives of Tenant shall also pay Landlord, as liquidated damages for the failure of Tenant to observe and perform Tenant's covenants herein contained, an amount equal to the sum of (A) the base rental set forth in Paragraph 2 hereof, and (B) all additional rental payable by Tenant under the provisions hereof, as if this Lease were still in effect, less the net amount, if any, of the rents and all other amounts collected on account of the lease or leases of the Premises for each month of the period which would otherwise have constituted the balance of the term of this Lease as the same may theretofore have been extended. In computing the amount of such liquidated damages there shall be included such expenses as Landlord may incur in connection with reletting, including reasonable attorneys' fees, brokerage commissions, expenses of keeping the Premises in the condition Tenant is required to maintain under the provision of this Lease, or expenses of preparing the same of reletting. Any such liquidated damages shall be paid in monthly installments by Tenant on the day specified hereunder, and any suit brought to collect the amount of the deficiency of any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding or to bring suit for the net present value of such rents for the balance of the lease term. Notwithstanding any contrary provision contained herein, no re-entry and reletting of the Premises by Landlord shall be construed as an election on the part of Landlord to terminate this Lease unless a written notice of such intention is given to Tenant by Landlord. Furthermore, notwithstanding any such reletting without termination, Landlord may at any time thereafter elect to terminate this Lease for such previous default and/or exercise any other available rights in connection therewith.

C. Enter upon the Premises by any lawful means, whether through judicial process or otherwise, without terminating this Lease and without being liable for any claim for damages therefor, and do whatever Tenant is obligated to do under the terms of this Lease; and Tenant agrees to reimburse Landlord on demand for any expenses which Landlord may incur in thus effecting compliance with Tenant's obligations under this Lease; and Tenant further agrees that Landlord shall not be liable for any damages resulting to Tenant from such action, unless caused by the negligence of Landlord.

In the event Tenant fails to pay any installment of rent or additional rent hereunder within ten (10) days of when such installment is due, Tenant shall pay to Landlord on written demand a late charge in an amount equal to five percent (5%) of such installment; and the failure to pay such late charge amount within ten (10) days after such written demand therefor shall be an event of default hereunder. The provision for such late charge shall be in addition to all of Landlord's other rights and remedies hereunder or at law and shall not be construed as liquidated damages or as limiting Landlord's remedies in any manner.

Pursuit of any of the foregoing remedies shall not preclude pursuit of any of the other remedies herein provided or any other remedies provided by law, nor shall pursuit of any remedy herein provided constitute a forfeiture or waiver of any rent due to
Landlord hereunder or of any damages accruing to Landlord by reason of the violation of any of the terms, provisions, and covenants herein contained. No waiver by Landlord of any violation  or  breach  of  any  of  the  terms,  provisions,  and covenants herein contained shall be deemed or construed to constitute a waiver of any other violation or breach of any of the terms, provisions, and covenants herein contained. Landlord's acceptance of the payment of rental or other payments hereunder after the occurrence of an event of default shall not be construed as a waiver of such default, unless Landlord so notifies Tenant in writing. Forbearance by Landlord to enforce one or more of the remedies herein provided upon an event of default shall not be deemed or construed to constitute a waiver of such default. If, on account of any breach or default by Tenant in Tenant's obligations under the terms and conditions of this Lease, provided it is adjudged that Tenant did actually default, it shall become necessary or appropriate for Landlord to employ or consult with an attorney concerning, or to enforce or defend, any of Landlord's rights or remedies hereunder, Tenant agrees to pay any reasonable attorneys' fees. No act or thing done by the Landlord or its agents during the term hereby granted shall be deemed an acceptance of the surrender of the Premise and no agreement to accept a surrender of said Premises shall be valid unless in writing signed by the Landlord. The receipt by Landlord of rent with knowledge of the breach of any covenant or other provision contained in this Lease shall not be deemed or construed to constitute a waiver of any other violation or breach of any of the terms, provisions, and covenants contained herein.

21. Mortgages. Tenant accepts this Lease subject and subordinate to any mortgage(s) and/or deed(s) of trust now or at any time hereafter constituting a lien or charge upon the Premises or the improvements situated thereon or any portion thereof. Tenant shall at any time hereafter on demand execute any instruments, releases or other documents which may be reasonably required by any mortgagee for the purpose of subjecting and subordinating this Lease to the lien of any such mortgage. With respect to any current or future mortgage(s) and/or deed(s) of trust at any time hereafter created which constitute a lien or charge upon the Premises or the improvements situated thereon, Landlord agrees to obtain from the holder of such mortgage, and Tenant agrees to execute and deliver to such lender, a non-disturbance and attornment agreement (in form and content reasonably acceptable to such lender and Tenant) providing for Tenant to attorn to such lender (or any purchaser of the Premises at a foreclosure of such lender's lien against the Premises) and for such lender to honor this Lease and Tenant's interest in the Premises so long as Tenant is not in default hereunder. Tenant specifically requires that Landlord obtain a non-disturbance and attornment agreement from Chase.

22. Landlord's Default. In the event Landlord should become in default in any payments due on any such mortgage described in the above Paragraph 22 or in the payment of taxes or any other items which might become a lien upon the Premises and which Tenant is not obligated to pay under the terms and provisions of this Lease, Tenant is authorized and empowered, after giving Landlord (and the holder of any mortgage or deed of trust lien encumbering the Premises of which it has received notice) five (5) days prior written notice of such default and if Landlord fails to cure such default, to pay any such items for and on behalf of Landlord, and the amount of any item so paid by Tenant for or on behalf of Landlord, together with any interest or penalty required to be paid in connection therewith, shall be credited against the installments of rent next payable by Tenant hereunder; provided, however, that Tenant shall not be authorized and empowered to make any payment under the terms of this Paragraph 23, unless the items paid shall be superior to Tenant's interest hereunder.

23. Mechanic's Liens. Tenant shall have no authority, express or implied, to create or place any lien or encumbrance of any kind or nature whatsoever upon, or in any manner to bind, the interest of the Landlord in the Premises or to charge the rentals payable hereunder for any claim in favor of any person dealing with Tenant, including those who may furnish materials or perform labor for any construction or repairs, and each such claim shall affect and each such lien shall attach, if at all, only to the leasehold interest granted to Tenant by this instrument. Tenant covenants and agrees that it will pay or cause to be paid all sums legally due and payable on it on account of any labor performed or materials furnished in connection with any work performed on the Premises on which any lien is and can be validly and legally asserted against its leasehold interest in the Premises or the improvements thereon and that it will save and hold Landlord harmless from any and all loss, cost, or expense based on or arising out of asserted claims or liens against the leasehold estate or against the rights, titles, and interest of Landlord in the Premises or under the terms of this Lease. Further, Tenant agrees that it will immediately remove and have released any mechanic's, materialmen's or similar lien which may become attached to the Premises or any interest therein during the term hereof; provided, however, that in lieu of removing and releasing any mechanic's lien, Tenant may post a bond in an amount of not less than one hundred fifty percent (150%) of the amount of the claimed mechanic's lien, issued by a surety acceptable to and approved by Landlord, in form and substance satisfactory to Landlord, in Landlord's sole and absolute discretion.

24. Notices. Each provision of this instrument or of any applicable governmental laws, ordinances, regulations, and other requirements with reference to the sending, mailing, or delivery of any notice or the making of any payment by Landlord to Tenant or with reference to the sending, mailing, or deliver of any notice or the making of any payment by Tenant to Landlord shall be deemed to be complied with when and if the following steps are taken:

A. All rent and other payments required to be made by Tenant to Landlord hereunder shall be payable to Landlord at the address hereinbelow set forth or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith.

B. All payments required to be made by Landlord to Tenant hereunder shall be payable to Tenant at the address hereinbelow set forth, or at such other address within the continental United States as Tenant may specify from time to time by written notice delivered in accordance herewith.

C. Any notice or document required or permitted to be delivered hereunder (other than a payment, which shall be deemed received only when actually received) shall be deemed to be delivered whether actually received or not three (3) days after being deposited in the United States Mail, postage prepaid, certified or registered mail, addressed to the appropriate party hereto at the address set out opposite its name below, or at such other address as it has theretofore specified by written notice delivered in accordance herewith:

LANDLORD:

William D. McMorris
P.O. Box 18149
Austin, Texas 78760-8149

With a copy to:

Mark J. Silverstone
Sneed, Vine & Perry, P.C.
P.O. Box 856
Georgetown, Texas 78627

TENANT:

Attn: Jim Rosel
Electrosource, Inc.
2809 IH 35 South
San Marcos, Texas 78666

With a copy to:

John Malone
P.O. Box 8030
Waco, Texas 76714-8030


If and when included within the term "Landlord", as used in this instrument, there are more than one person, firm, or corporation, all shall jointly arrange among themselves for their joint execution of a notice specifying an individual at a specific address for the receipt of notices and payments to Landlord; if and when included within the term "Tenant", as used in this instrument, there are more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of a notice specifying an individual at a specific address within the continental United States for the receipt of notices and payments to Tenant. All parties included within the terms "Landlord" and "Tenant", respectively, shall be bound by notices given in accordance with the provisions of this paragraph to the same effect as if each had received such notice.

25.  Miscellaneous.

A. Words of any gender used in this Lease shall be held and construed to include any other gender, and works in the singular number shall be held to include the plural and vice versa, unless the context otherwise requires.

B. The terms, provisions, and covenants and conditions contained in this Lease shall apply to, inure to the benefit of, and be binding upon, the parties hereto and upon their respective heirs, legal representatives, successors, and permitted assigns, except as otherwise herein expressly provided.

C. The captions are inserted in this Lease for convenience only and in no way define, limit, or describe the scope or intent of this Lease, or any provision hereof, nor in any way affect the interpretation of this Lease.

D. Tenant agrees, within ten (10) business days after request of Landlord, to deliver to Landlord, or Landlord's designee, an estoppel certificate stating that this Lease is in full force and effect, the date to which rent has been paid, the unexpired term of this Lease, and such other matters pertaining to this Lease as may be reasonably requested by Landlord. Landlord agrees to provide a like certificate to Tenant within ten (10) business days after request by Tenant.

E. This Lease may not be altered, changed, or amended except by an instrument in writing executed by Landlord and Tenant.

F. This instrument, including any Exhibit (signed or initialed by Landlord and Tenant) which is attached hereto, constitutes the entire agreement between Landlord and Tenant. No prior written or prior or contemporaneous oral statements, promises, or representations shall be binding.

G. If any provision of this Lease shall ever be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions of the Lease, but such other provisions shall continue in full force and effect.

H. This Lease shall be construed and enforced in accordance with the laws and judicial decisions of the State of Texas.

I. Under no circumstances whatsoever shall Landlord or Tenant ever be liable hereunder for consequential damages or special damages.
In the event of the transfer by Landlord of his interest in the Land, Landlord shall thereupon be released and discharged from all covenants and obligations of Landlord thereafter accruing, but such covenants and obligations shall be binding upon each new owner for the duration of such owner's ownership.

J. In the event of any act or omission by Landlord which would give Tenant the right to damages from Landlord or the right to terminate this Lease by reason of a constructive or actual eviction from all or part of the Premises or otherwise, Tenant shall not sue for such damages or exercise any such right to terminate until (a) it shall have given written notice of such act or omission to Landlord and to the holder(s) of the indebtedness or other obligations secured by any first mortgage or first deed of trust affecting the Premises, if the name and address of such holder(s) shall have previously been furnished to Tenant; and (b) a reasonable period of time for remedying such act or omission shall have elapsed following the giving of such notice, during which time Landlord and such holder(s) or either of them, their agents or employees, shall be entitled to enter upon the Premises and do therein whatever may be necessary to remedy such act or omission.

K. Whenever a period of time is herein prescribed for action to be taken by Landlord or Tenant, Landlord or Tenant shall not be liable or responsible for, and there shall be excluded from the computation for any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions or any other causes of any kind whatsoever which are beyond the reasonable control of Landlord or Tenant, provided however, that this provision shall not apply to any obligation or liability under this Lease requiring the payment of money when any such payment is due.

L. Any provision of this Lease to the contrary notwithstanding, Tenant hereby agrees that, no personal or corporate liability of any kind or character whatsoever now attaches or at any time hereafter under any condition shall attach to Landlord or any of Landlord's Related Parties or any mortgagee of Landlord for payment of any amounts payable under this Lease or for performance of any obligation of Landlord under this Lease. The exclusive remedies of Tenant for the failure of Landlord to perform any of its obligations under this Lease (in addition to Tenant's termination rights as set forth in other provisions of this Lease) shall be to proceed against the interest of Landlord in and to the Premises. The provision contained in the foregoing sentence is not intended to, and shall not, limit any right the Tenant might otherwise have to obtain injunctive relief against Landlord or Landlord's successors in interest for suit or action in connection with enforcement or collection of amounts which may become owing or payable under or on amount of insurance maintained by Landlord.

26. Return of Premises. At the end of the term covered by this Lease, or upon such earlier termination of this Lease as provided herein, Tenant shall surrender the Premises to Landlord in good order and condition, reasonable wear and tear excepted; provided that in any case the Premises shall be surrendered to Landlord reasonably clean and free of debris and without the presence of any Hazardous Substances used, handled, generated, released, processed, treated or disposed by Tenant with respect to the Premises during the life of this Lease. At such time Tenant shall deliver to Landlord all keys to the Premises. Any equipment, trade fixtures, or other property of Tenant left in the Premises after the end of the Lease shall be conclusively deemed to have been abandoned by Tenant, and Landlord may thereupon without notice to Tenant take possession of such property and, at Landlord's option either (i) declare same to be property of Landlord, or (ii) at the sole cost and expense of Tenant, dispose of such property in any manner and for whatever consideration Landlord in its sole discretion shall deem most advisable. Tenant agrees that it will, promptly upon Landlord's request, execute at Tenant's sole cost and expense, such bills of sale or other evidences of title to such property that Landlord may request.

27. Special Provisions. Additional provisions, if any, set forth on Exhibits attached hereto and made a part hereof for all purposes are incorporated herein as if fully set forth in this Paragraph.

Executed this 29th day of May, 1998.

LANDLORD:


  /s/ William D. McMorris
WILLIAM D. McMORRIS

TENANT:

ELECTROSOURCE, INC.



BY:  /s/ Michael G. Semmens
   Michael G. Semmens
   President

                            EXHIBIT A

                      PROPERTY DESCRIPTION

Lot 1, Block 1, INTERNATIONAL ELECTRIC CORPORATION ADDITION, a subdivision in Hays County, Texas, according to the map or plat of record in Volume 3, page 393, Plat Records of Hays County, Texas, together with that certain strip of land sixty (60) feet in width as described in that certain Warranty Deed dated October 3, 1979, from Joe E. Leavines, et al., to Stewart & Stevenson Realty Corporation, recorded in Volume 332, page 623, Deed Records of Hays County, Texas to which Deed reference is here made.




                                                     Exhibit 10.2

                            AGREEMENT

      This Agreement, dated as of May 29, 1998 (the "Agreement"),
is   between   Corning  Incorporated,  a  New  York   corporation
("Corning")   and  Electrosource, Inc.,  a  Delaware  corporation
("Electrosource").

                           WITNESSETH

     WHEREAS, Corning and Electrosource (together, the "Parties") entered into a Note Purchase and Option Agreement, dated March 27, 1997 (the "Note Purchase and Option Agreement"); a Note Purchase Agreement, dated as of December 19, 1997 (the "Note Purchase Agreement"); and a Research and Development Umbrella Agreement, dated as of July 1, 1997 (the "RD&E Agreement");

      WHEREAS, under the Note Purchase and Option Agreement and the Note Purchase Agreement, Electrosource Issued to Corning a 5% Convertible Promissory Note in the principal amount of Four Million Dollars ($4,000,000.00), dated March 27, 1997 (the "First Note"); a 5% Convertible Promissory Note in the amount of One Million Dollars ($1,000,000.00), dated December 19, 1997 (the "Second Note"); a 5% Convertible Promissory Note in the amount of Five Hundred Thousand Dollars ($500,000.00), dated January 23, 1998 (the "Third Note"); a 5% Convertible Promissory Note in the amount of Five Hundred Thousand Dollars ($500,000.00), dated February 19, 1998 (the "Fourth Note"); a 5% Convertible Promissory Note in the amount of One Hundred Thousand Dollars ($100,000.00), dated September 27, 1997 (the "Fifth Note"); and a 5% Convertible Promissory Note in the amount of One Hundred and Two Thousand and Five Hundred Dollars ($102,500.00), dated March 27, 1998 (the "Sixth Note" and, collectively with the First, Second, Third, Fourth and Fifth Notes, the "Notes");

     WHEREAS,  under  the  Note Purchase  and  Option  Agreement,
Electrosource  issued  in  favor  of  Corning  a   Stock   Option
Agreement, dated March 27, 1997 (the "Option Agreement"), providing an option to Corning to purchase from Electrosource an aggregate of Five Hundred Thousand (500,000) shares of Common Stock of the Company at an exercise price of Seven Dollars ($7.00) per share for Two Hundred Seventy Five Thousand (275,000) shares and Nine Dollars ($9.00) per share for Two Hundred Twenty Five Thousand (225,000) shares;

     WHEREAS the exercise prices of the Stock Options were amended by Section 1B of the Note Purchase Agreement to provide for an exercise price of Four Dollars ($4.00) per share for Two Hundred Seventy Five Thousand (275,000) shares and Six Dollars ($6.00) per share for Two Hundred Twenty Five Thousand (225,000) shares; and

     WHEREAS, under the RD&E Agreement, Electrosource issued to Corning options (together with the Option Agreement, the "Options") to purchase Two Hundred Eighty Thousand (280,000)
shares of Common Stock of the Company at an exercise price of Seven and One-Eighth Dollars ($7.125).

      NOW THEREFORE, in consideration of the premises, the mutual obligations herein described and other consideration the receipt of which is hereby acknowledged, the Parties agree as follows:

1.    On  or  before June 15, 1998, Electrosource  shall  pay  to
Corning, by wire transfer of immediately available funds to an account to be named by Corning, One Million Five Hundred Thousand Dollars ($1,500,000.00). Corning acknowledges that payment of such amount by Electrosource is subject to and contingent upon receipt of the necessary funds from a third party financing. The Parties agree that this Agreement is conditioned upon the receipt by Corning of such payment on or prior to June 15, 1998, and this Agreement shall be deemed null and void if Corning has not received such payment on or before June 15, 1998. Upon receipt into such account, such payment shall be considered payment in full in respect of the Notes.

2. The Note Purchase and Option Agreement is hereby terminated according to its terms, effective as of the date hereof, except for Section 6 (Registration Rights) as it applies to the shares that may be obtained upon exercise of the Options.

3. The Note Purchase Agreement is hereby terminated according to its terms, effective as of the date hereof, except for Section 1B thereof (the Option Amendment), which shall continue in full force and effect as long as the Option Agreement is in effect or any of the Options are outstanding.

4. The RD&E Agreement is hereby terminated according to its terms, effective as of the date hereof.

5. Electrosource hereby releases and agrees to indemnify and hold harmless Corning Incorporated and each of its affiliates, directors, employees and advisors from any and all costs, expenses, claims, actions, damages and other liabilities, whether known or unknown, current or future, contingent or otherwise, whenever and wherever arising or asserted, related to or arising in connection with or in respect of the RD&E Agreement, the Note Purchase and Option Agreement, the Note Purchase Agreement or the Notes.

6. The Option Agreement and the Options, as amended, shall continue in full force and effect, unaltered by this Agreement or the transactions contemplated herein.

7. This Agreement shall be governed by the laws of the State of Delaware, without regard to conflict of interest principles. The proper venue for any action, suit or proceeding arising pursuant to this Agreement, the Note Purchase and Option Agreement, the Note Purchase Agreement, the Notes or the Options or in connection with the transactions contemplated herein or therein shall be in the State of Delaware. Each party agrees that any such action, suit or proceeding shall be brought before a state or federal court sitting in the State of Delaware and waives any objection to venue in such court. Each party waives the right to demand a jury in any action, suit or proceeding arising pursuant to this Agreement, the Note Purchase and Option Agreement, the Note Purchase Agreement, the Notes or the Options or in connection with the transactions contemplated herein or therein.


IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first written above by their duly authorized officers named below.


CORNING INCORPORATED               ELECTROSOURCE, INC.



  /s/ David H. Fuller              /s/ Michael G. Semmens
Name: David H. Fuller              Name: Michael G. Semmens
Title: Division Vice President     Title: President



                                                     Exhibit 10.3

                     AMENDMENT TO AGREEMENT



This  amendment, dated as of June 15, 1998 (the "Amendment"),  is between  Corning Incorporated, a New York Corporation ("Corning")
and     Electrosource,     Inc.,    a    Delaware     Corporation
("Electrosource").

                           WITNESSETH:

WHEREAS, on or about May 29, 1998 Corning and Electrosource  (the
"Parties") entered into an agreement (the "Agreement"), a copy of which is attached hereto; and

WHEREAS, Section 1 on page two of the Agreement provided that on or before
June 15, 1998 Electrosource shall pay to Corning one million five hundred thousand dollars ($1,500,000) contingent upon receipt of the necessary funds from a third party financing; and

WHEREAS, Electrosource has asked for and Corning has agreed to a one-day extension for payment of such funds to June 16, 1998;

NOW THEREFORE, in consideration of the premises the mutual obligations herein described and other consideration, the receipt of which is hereby acknowledged, the Parties agree as follows:

      The Agreement is amended in Section 1 on page two by substituting the date of June 16, 1998 in place of June 15, 1998, wherever appearing in said
     Section 1 of the Agreement.

The Agreement is not otherwise amended or modified in any respect.

IN WITNESS WHEREOF, the parties have executed the Amendment as of the date first above written by their duly authorized officers named below.



  /s/ David H. Fuller                /s/ Michael G. Semmens
David H. Fuller                    Michael G. Semmens
Division Vice President            Chairman, President and CEO
Corning Incorporated               Electrosource, Inc.




                                                     Exhibit 10.4

The following form of Severance Agreement was executed for the below listed officers/key employees on May 18, 1998:

          Michael G. Semmens       Chris Morris
          Gary R. Sams             Mary Beth Koenig
          James M. Rosel           Ajoy Datta
          William F. Griffin       Benny Jay
          Charles L. Mathews


                      SEVERANCE AGREEMENT

     This Severance Agreement (this "Agreement") is made and effective as of the 18th of May, 1998, by and between Electrosource, Inc., a Delaware corporation having its principal place of business in San Marcos, Hays County, Texas (the "Company"), and ________________________, an individual currently residing in _____________ County, Texas ("Employee").

                           RECITALS:

     A.    Employee  and  the  Company  entered  into  a  written
severance   agreement   dated  August  25,   1997   (the   "Prior
Agreement"), setting forth certain terms and conditions governing the termination of Employee's employment with the Company.

     B.    The  Company and Employee desire to replace the  Prior
Agreement with this Agreement.

     C. In partial consideration of Employee's agreement to replace the Prior Agreement with this Agreement, the Company has agreed to grant severance pay to Employee and to waive the noncompete provision (but no other provisions) contained in the Memorandum of Employee's Agreement in the event of a change in control of the Company.

     D. Employee is a key executive or senior technical staff member of the Company and is an integral member of its management team.

     E. The Company considers the maintenance of a sound management and senior technical team, essential to protecting and enhancing the best interests of the Company and its stockholders.

     F.   The Company recognizes the possibility that a change in
control of the Company may result in the departure or distraction
of   management  to  the  detriment  of  the  Company   and   its
stockholders.

     G. The Company has determined that appropriate steps should be taken to reinforce and encourage the continued
attention and dedication of selected members of the Company's management team to their assigned duties without the potential distraction arising from the possibility of a change in control of the Company.

     NOW, THEREFORE, in consideration for Employee's past and future employment with the Company and other good and valuable consideration, including the mutual release of the Company and Employee of their respective obligations under the Prior Agreement the parties agree as follows:

     1.   Definitions.

          (a) "Base Annual Salary" means Employee's normal annual base salary, prior to the last voluntary and temporary reduction on the date of the most recent Change in Control.

          (b)   "Cause"  means  any of the following  conduct  by
Employee:

               (i)    Willful  misconduct  or  gross   negligence
          detrimental to the Company, monetarily or otherwise;

               (ii) Embezzlement of funds or misappropriation of other property from the Company;

               (iii)      Conviction of a felony or  of  a  crime
          involving fraud, dishonesty, or moral turpitude;

               (iv) Failure to substantially perform Employee's duties after the Company has delivered to Employee demand for substantial performance specifying the manner in which Employee has not substantially performed his duties. However, Employee's failure shall not be deemed to be ACause@ if it results from Employee's illness, injury, or physical or mental incapacity;

               (v) Conduct that, in the good faith opinion of the Company, is materially detrimental to the Company or reflects unfavorably on the Company or the Employee;
          or

               (vi) Willful breach of any of the material provisions of this Agreement.

          (c) A "Change of Control" shall be deemed to have occurred if:

               (i) the individuals who constitute the Board (the "Incumbent Board") as of the date of this Agreement cease for any reason to constitute at least 51% of the Board. Any director who is elected after the date of this Agreement shall be considered a member of the Incumbent Board if his or her election, or nomination for election, by the Company's stockholders was approved by a vote of more than 50% of the directors of the Incumbent Board;

               (ii) The Company approves a reorganization, merger, or consolidation which results in persons who were the stockholders of the Company immediately before such reorganization, merger, or consolidation owning less than 50% total of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged, or consolidated entity's then outstanding voting securities; or

               (iii)      the  stockholders of the Company  shall
          approve a liquidation or dissolution of the Company or a sale of all or substantially all of the assets of the Company.

          (d) "Disability" shall be deemed the reason for the termination by the Company of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of three (3) consecutive months, and the Company shall have given the Executive a Notice of Termination for Disability, provided that, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties.

          (e)    "Termination  Date"  means  the  last  date   of
Employee's employment with the Company.

          (f) "Termination Event" means the Company or any successor to the Company has terminated Employee employment for any reason other than Cause.

     2. Payment of Severance Amount. If Employee's employment is terminated by the Company within twenty-four months following a Change in Control that occurred during the Term for reasons other than:

          (i)  Cause, or

          (ii) for Death, or Disability

then the Employee shall be entitled to the following amount from the Company:

          (a) an amount equal to Employee's Base Annual Salary (as defined in paragraph 1) divided by twelve, for each month that Employee remains unemployed, for up to six months. Employee's right to such payments shall accrue on the fifteenth of the month after each month in which Employee remains unemployed.

          (b) reimbursement for any premiums Employee pays for continuation of insurance coverage at the level provided for health, dental and vision insurance upon the occurrence of the Termination Event, for six months after the date Employee first becomes eligible for continuation coverage or until the date Employee becomes covered under any other group health plan(s) providing comparable coverage, whichever comes first. Employee agrees to timely notify Company within ten (10) calendar days of the commencement of such new coverage. As a condition precedent to eligibility for this reimbursement, Employee must comply with all requirements for entitlement to continuation coverage under the Consolidated Omnibus Reconciliation Act of 1985 (ACOBRA@) and must submit the documentation required by the Company to support any request for reimbursement. Employee's right to such reimbursements shall accrue on the fifteenth of the month after Employee submits the requisite documentation and request for reimbursement.

          (c) reimbursement for any premiums Employee pays for individual continuation of group life insurance (if permitted by the Company group policy) for six months after the date Employee first becomes eligible for continuation coverage or until Employee becomes covered under any other group life insurance policy with another employer, whichever comes first. Employee agrees to timely notify Company within ten (10) calendar days of the commencement of such new coverage. As a condition precedent to eligibility for this reimbursement, Employee must comply with all requirements for any entitlement to conversion coverage under the relevant policy or policies and must submit the documentation required by the Company to support any request for reimbursement. Employee's right to such reimbursements shall accrue on the fifteenth of the month after Employee submits the requisite documentation and request for reimbursement.

     3.   Release and Waiver.

          (a) Employee acknowledges that this Agreement replaces, in its entirety, the Prior Agreement and Employee releases all rights Employee may have had under the Prior Agreement. Employee irrevocably and unconditionally releases, forever discharges, and covenants not to sue, or bring any other legal action against the Company with respect to the Prior Agreement, and any other term, condition, or benefit of the Prior Agreement.

           (b) The Memorandum of Employee's Agreement (the AMemorandum@) between Employee and the Company, dated September 15, 1997 including the Memorandum Concerning Disclosure Obligations and Insider Trading attached as Exhibit A, remains in full force and effect subject to this sole exception: in the event of a Change in Control the noncompete provision contained in the Memorandum is hereby rendered null and void and of no effect. Employee acknowledges his remaining obligations under the Memorandum and that he continues to be bound by it.

          (c) Employee acknowledges that the severance described herein constitutes full accord and satisfaction of the Company's obligations under the Prior Agreement.


     4. Notices. For purposes of this Agreement, notices and all other communications provided for by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     To the Company:

          Electrosource, Inc.
          2809 Interstate 35 South
          San Marcos, Texas 78666

     To Employee:





A party may change its address, for purposes of notice under this Agreement, by providing the new address to the other party, in writing, in accordance with this paragraph. Notices of changes of address shall be effective only upon actual receipt.

     5. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     6. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     7. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     8. Withholding of Taxes. The Company may withhold from any benefits payable under this Agreement all federal, state, city, or other taxes as may be required pursuant to any law or governmental regulation or ruling.

     9. No Employment Agreement. Nothing in this Agreement shall give employee any rights (or impose any obligations) to continued employment by the Company, its subsidiaries, or its successors, nor shall it give the Company any rights (or impose any obligations) with respect to continued performance of duties by Employee for the Company, its subsidiaries, or its successors.

     10.  Assignment.

          (a) Employee shall not, without the consent of the Company, assign or transfer this Agreement or any rights or obligations under this Agreement, except as provided in the remainder of this paragraph 10. Without limiting the foregoing, Employee's right to receive payments under this Agreement shall not be assignable or transferable, whether by pledge, creation of a security interest, or otherwise, except that Employee's rights may be transferred by Employee's will or by the laws of descent or distribution. If Employee attempts an assignment or transfer contrary to this paragraph 10, the Company shall have no liability to pay any amount so attempted to be assigned or transferred. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees.

          (b) The Company may assign this Agreement and its rights hereunder in whole or in part to any corporation with or into which it may merge or consolidate or to which it may transfer all or substantially all of its assets. Subject to the foregoing, this Agreement shall inure to the benefit of and be enforceable by the Company's successors and assigns.

     11. Modifications. This Agreement shall not be varied, altered, modified, canceled, changed or in any way amended except by mutual agreement of the parties in a written instrument executed by the parties or their legal representatives.

     12. Term of Agreement. The term of this Agreement shall commence on the date hereof and shall continue in effect to January 1, 2000; provided, however, that:

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

     13. Effective Date. This Agreement becomes effective as of the date and year entered in the first paragraph, above.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered as of the day and year first above written.

                              ELECTROSOURCE, INC.:


                              By:
                              Name:
                              Title:

                              EMPLOYEE:



                              Name:


STATE OF TEXAS

COUNTY OF HAYS

     BEFORE ME, the undersigned Notary Public, on this day personally appeared __________________, who being by me duly sworn on this oath, deposed and said that he/she is _____________________ of Electrosource, Inc., that he/she has read the above and foregoing Severance Agreement, that every statement contained therein is true and correct and that he/she is authorized to execute this Severance Agreement on behalf of Electrosource, Inc.

                              ______________________________


     SUBSCRIBED  AND  SWORN  TO  BEFORE  ME  this  ____  day   of
____________, 1998.


My commission expires:   _____________________________________
                              Notary Public, State of Texas
                              ___________________________________
                              (Type/Print/Stamp Name)


STATE OF TEXAS

COUNTY OF HAYS

     BEFORE ME, the undersigned Notary Public, on this day personally appeared __________________, who being by me duly sworn on this oath, deposed and said that he/she is an employee of Electrosource, Inc., that he/she has read the above and foregoing Severance Agreement, and that every statement contained therein is true and correct.


                              ______________________________


     SUBSCRIBED  AND  SWORN  TO  BEFORE  ME  this  ____  day   of
____________, 1998.


My commission expires:   _____________________________________
                              Notary Public, State of Texas
                              ___________________________________
                              (Type/Print/Stamp Name)




                                                     Exhibit 10.5

               DIRECTOR INDEMNIFICATION AGREEMENT


      THIS AGREEMENT is made this 2nd day of June, 1998, between ELECTROSOURCE, INC., a Delaware corporation ("Corporation") and
KAMAL SIDDIQI ("Director").

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

     2.   Maintenance of Insurance and Self Insurance.

               (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows
               (the "Insurance Policy"):

                     Insurer       Policy No.  Amount

           National Union Fire Ins. Co.486-03-72$2,000,000

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

ELECTROSOURCE, INC.                DIRECTOR



By: /s/ Michael G. Semmens          /s/ Kamal Siddiqi
  Michael G. Semmens               Kamal Siddiqi
  Chairman, President and CEO



                                                     Exhibit 10.6

               DIRECTOR INDEMNIFICATION AGREEMENT


      THIS AGREEMENT is made this 2nd day of June, 1998, between ELECTROSOURCE, INC., a Delaware corporation ("Corporation") and
CLIFFORD WINCKLESS ("Director").

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

     2.   Maintenance of Insurance and Self Insurance.

               (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows
               (the "Insurance Policy"):

                     Insurer       Policy No.  Amount

           National Union Fire Ins. Co.486-03-72$2,000,000

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

ELECTROSOURCE, INC.                DIRECTOR



By:  /s/ Michael G. Semmens           /c/ Clifford Winckless
  Michael G. Semmens               Clifford Winckless
  Chairman, President and CEO



                                                     Exhibit 10.7

               DIRECTOR INDEMNIFICATION AGREEMENT


      THIS AGREEMENT is made this 2nd day of June, 1998, between ELECTROSOURCE, INC., a Delaware corporation ("Corporation") and
ROGER MUSSON ("Director").

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

     2.   Maintenance of Insurance and Self Insurance.

               (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows
               (the "Insurance Policy"):

                     Insurer       Policy No.  Amount

           National Union Fire Ins. Co.486-03-72$2,000,000

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

ELECTROSOURCE, INC.                DIRECTOR



By:  /s/ Michael G. Semmens           /s/ Roger Musson
  Michael G. Semmens               Roger Musson
  Chairman, President and CEO