Form 10-Q
period 1998-09-30
ELECTROSOURCE INC
filed 1998-11-16
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                       ELECTROSOURCE, INC.

     (Exact name of Registrant as specified in its charter)

           Delaware                         742466304
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


 2809 Interstate 35 South, San                78666
   Marcos, Texas (Address of                (Zip Code)
      principal executive
           offices)

Registrant's telephone number,            (512) 753-6500
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,834,531 shares as of November 11, 1998.


                  INDEX TO FINANCIAL STATEMENTS
                       September 30, 1998


ELECTROSOURCE, INC.              COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

     Condensed Balance Sheets at September 30, 1998  (Unaudited)
       and December 31, 1997                              Page  3

     Condensed Statements of Operations for the three and nine
       months ended September 30, 1998 and 1997
       (Unaudited)                                        Page  4

     Condensed Statements of Cash Flows for the nine months ended
       September 30, 1998 and 1997 (Unaudited)            Page  5

     Notes to Condensed Financial Statements (Unaudited)  Page  6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Unaudited)      Page 11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                              Page 17

  Item 2.  Changes in Securities                          Page 17

  Item 3.  Defaults Upon Senior Securities                Page 17

  Item 4.  Submission of Matters to a Vote
             of Security Holders                          Page 17

  Item 5.  Other Information                              Page 17

  Item 6.  Exhibits and Reports on Form 8-K               Page 17

INDEX TO EXHIBITS                                         Page 20


                         Part I - Financial Information

Item 1.  Financial Statements.

                               Electrosource, Inc.
                            Condensed Balance Sheets

                                                        September 30,    December 31,
                                                             1998            1997
                                                         (Unaudited)
  ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                            $   130,114     $  782,918
    Trade receivables                                        303,892        408,230
    Amounts due from related party (Notes E and I)           330,370             --
    Inventories                                              367,482        322,289
    Prepaid expenses and other assets                         20,172        376,757
  TOTAL CURRENT ASSETS                                     1,152,030      1,890,194

  PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $3,838,996 in 1998 and
  $3,239,817 in 1997)
                                                           3,659,643      4,164,459

  INTANGIBLE ASSETS (net of accumulated
  amortization of $4,345,053 in 1998 and
  $3,600,213 in 1997)                                      1,116,507      1,861,347

  RESTRICTED CASH                                                 --         81,604
  OTHER ASSETS                                                 6,250          8,500
  TOTAL ASSETS                                            $5,934,430     $8,006,104

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                     $   683,124     $  518,808
    Accrued liabilities                                    1,316,339      1,668,718
    Deferred revenue and advance payments on               1,181,768        432,599
     batteries
    Advance payments from related party                      327,075             --
    (Notes E and I)
    Current portion of capital lease obligations              75,173         72,685

    Convertible notes payable                                     --        871,920
  TOTAL CURRENT LIABILITIES                                3,583,479      3,564,730

  CONVERTIBLE NOTES PAYABLE (less current portion)                --      2,800,554
  CAPITAL LEASE OBLIGATIONS (less current portion)            91,627        148,518

  SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, par value $1.00 per share,
  authorized 50,000,000 shares; issued and
  outstanding 7,534,531 shares in 1998 and
  4,534,531 shares in 1997
                                                           7,534,531      4,534,531
    Preferred Stock, par value $1.00 per share;
     authorized 10,000,000 shares, no shares
     issued or outstanding
                                                                  --             --
    Common Stock subscription receivable                    (467,663)      (467,663)
    Warrants                                                      --             --
    Paid in capital                                       51,446,508     51,146,508
    Accumulated deficit                                 (56,254,052)    (53,721,074)
                                                           2,259,324      1,492,302
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  5,934,430   $  8,006,104
  (DEFICIT)

  See notes to condensed financial statements.


                               Electrosource, Inc.
                 Condensed Statements of Operations (Unaudited)


                                      Three Months Ended               Nine Months ended
                                        September 30,                    September 30,
                                      1998             1997             1998           1997
Revenues
  Battery sales                    $  480,761      $  122,526       $  869,380     $    785,581
  Project revenue                     413,290         703,951          628,246        1,908,814
  Interest income                       4,636          28,274           33,209           83,780
                                      898,687         854,751        1,530,835        2,778,175

Costs and expenses
  Manufacturing                     1,076,316         955,381        2,811,005        2,629,889
  Selling, general and                399,243         634,419        1,582,010        1,860,073
   administrative
  Research and development            347,676         745,782        1,427,318        1,811,443
  Technology license and               25,000          25,000           75,000           75,000
   royalties
  Depreciation and                    432,945         471,997        1,344,018        1,427,957
   amortization
  Interest expense                      6,086         117,791          356,507          339,692
  Loss on payment of capital               --         189,316               --          189,316
   lease
                                    2,287,266       3,139,686        7,595,858        8,333,370
Loss before income taxes           (1,388,579)     (2,284,935)      (6,065,023)      (5,555,195)
  Income taxes                              0               0                0                0

Loss before extraordinary gain     (1,388,579)     (2,284,935)      (6,065,023)      (5,555,195)

  Extraordinary gain from
  early extinguishment of debt
     (Note D)                              --              --        3,532,045               --

Net loss                          $(1,388,579)    $(2,284,935)     $(2,532,978)     $(5,555,195)

Net loss per common share         $     (0.22)    $     (0.55)     $     (0.45)     $     (1.37)

Average common shares               6,209,941       4,132,804        5,657,608        4,056,612
outstanding

See notes to condensed financial statements.



                               Electrosource, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                        Nine Months Ended September 30
                                                           1998            1997
    OPERATING ACTIVITIES
     Net loss                                           $(2,532,978)    $(5,555,195)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Equity instruments issued for consulting             300,000         164,800
        services
       Depreciation and amortization                      1,344,019       1,598,568
       Amortization of discounts on convertible notes
        payable
        and deferred financing costs                             --          75,650
       Non-cash interest expense                            359,571         100,000
       Amortization of prepaid lease expense                319,605              --
       Extraordinary gain from early extinguishment      (3,532,045)             --
        of debt
       Loss on payment of capital lease                          --         189,316
     Changes in operating assets and liabilities:
       (Increase) in trade and related party               (226,032)       (533,981)
        receivables
       (Increase) decrease in inventories                   (45,193)         14,999
       Decrease in prepaid expenses and other assets         39,230          65,434
       Increase (decrease) in accounts payable and         (188,063)        294,863
        accrued liabilities
       Increase (decrease) in deferred revenue and        1,076,244        (306,914)
        advance payments
    CASH USED IN OPERATING ACTIVITIES                    (3,085,642)     (3,892,460)

    INVESTING ACTIVITIES
      Purchases of property and equipment                   (94,363)        (68,049)
    CASH USED IN INVESTING ACTIVITIES                       (94,363)        (68,049)

    FINANCING ACTIVITIES
      Proceeds from issuance of convertible notes
       Payable and related warrants to purchase
       Common Stock
                                                          1,000,000       4,000,000
      Payments of notes payable and capital lease        (1,554,403)       (638,326)
       obligations
      Proceeds from issuance of common stock, net         3,000,000         599,294
      Proceeds from exercise of stock options                    --          50,160
      Decrease in restricted cash                            81,604         663,220
    CASH PROVIDED BY FINANCING ACTIVITIES                 2,527,201       4,674,348

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (652,804)        713,839

      Cash and cash equivalents at beginning of             782,918         367,861
       period

    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  130,114     $ 1,081,700


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

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.


NOTE B - INVENTORIES

                                   September 30,     December 31,
                                        1998             1997

  Raw materials                          $229,245         $172,469
  Work in progress                         37,809           79,774
  Finished goods                          100,428           70,046
                                         $367,482         $322,289


NOTE C - PROPERTY AND EQUIPMENT

                                   September 30,     December 31,
                                        1998             1997

  Office equipment                    $   801,610      $   785,529
  Production and lab equipment          5,396,011        5,317,729
  Leasehold improvements                1,301,018        1,301,018
                                        7,498,639        7,404,276
  Less - accumulated depreciation
         and amortization             (3,838,996)      (3,239,817)
  Total Property and Equipment         $3,659,643       $4,164,459


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

NOTE E - COMMON STOCK AND CHANGE IN CONTROL

On June 2, 1998, the Company entered into an Agreement with Kamkorp, for up to $6,000,000 of equity funding. The Agreement was structured with the intent of providing additional capital combined with battery orders for use in electric vehicles, neighborhood electric vehicles and other applications. The Agreement provides Kamkorp the right to purchase an aggregate of 6,000,000 shares of the Company's Common Stock for cash at $1.00 per share and an option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00 per share for cash or, with the agreement of the Company, for services. Under the terms of the Agreement, Kamkorp purchased 1,200,000 shares of the Company's Common Stock at $1.00 per share at closing on June 2, 1998. On June 16, 1998, Kamkorp purchased an additional 1,500,000 shares of the Company's Common Stock for $1,500,000. The proceeds from the June 16, 1998 sale were used to retire all Convertible Notes Payable and accrued interest owed to Corning. (See Note D.) As of November 11, 1998, Kamkorp has purchased an additional $600,000 of the Company's Common Stock at $1.00 per share. Such payments were generally one week to four weeks past due. The Agreement requires, subject to certain conditions precedent, that Kamkorp purchase up to an additional $2,700,000 of the Company's Common Stock at $1.00 per share at a minimum of $300,000 per month through July 1999. Kamkorp management has stated that the remaining and future payments (more or less than those defined in the Agreement) will be made in the amount and timeframe that Kamkorp and the Company agree are necessary to sustain operations and the execution of the approved business plan. (See Note I.)

In accordance with the terms of the Agreement, Kamkorp is entitled to a number of representatives on the Company's Board of Directors equal to at least one-third of the members of the Board. On June 2, 1998, Kamkorp nominated, and the Company's Board appointed, three (3) directors to the Board for a total of eleven (11) directors, at that time. Accordingly, Kamkorp may nominate one additional director if it so chooses. Kamkorp has the ability to obtain greater than 50% of the outstanding Common Shares of the Company on a fully-diluted basis under the terms of the Agreement and to ultimately have control of the Company's Board of Directors. Additionally, the Company must obtain express approval of Kamkorp for all important management policies and decisions, which include the following:

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

As of November 11, 1998, Kamkorp is the record owner of 3,300,000 shares or 42% of the Company's 7,834,531 current outstanding shares of Common Stock and the beneficial owner of 9,000,000 shares or 66.5% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares). The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares. Kamkorp has not yet requested registration.

The Company received a non-cancelable purchase order and a $507,500 down payment for 5,800 batteries for delivery during the second half of 1998. The purchase order was from Electrosource International Limited ("EIL"), a newly formed distribution company currently 100% owned by Kamkorp. The ownership structure is ultimately expected to be 60% owned by Kamkorp and 40% by the Company. The payment and documentation for the transfer of EIL shares to Electrosource has not been completed. Accordingly, no activity related to EIL has been reflected in the Company's financial statements at September 30, 1998. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, engaged in the production of electric vehicles. Kamkorp management has indicated that vehicle sales to date have been less than anticipated due to slower than expected vehicle production and some delays in customs, which are now resolved. Kamkorp management has stated that they believe these production problems are being corrected and no long-term impact to vehicle sales is expected. As a result, it is anticipated that deliveries to EIL under the 5,800 battery order will extend into at least the first quarter of 1999. Additionally, the economic environment throughout Asia is uncertain and could adversely affect sales of electric vehicles by POEM. Kamkorp management has stated their belief that sales in Asia will continue to grow in addition to non-Asian sales of vehicles. The Company has not obtained independent information regarding such sales prospects and there is no assurance that the sales will grow as Kamkorp anticipates. The possibility of additional orders beyond the 5,800 batteries is tied to the sale of vehicles throughout the world. The parties anticipate that Kamkorp and its affiliates may place additional orders for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, Kamkorp or its affiliates.

Since September 1998, payments made by Kamkorp under the terms of the Agreement have not been made on their due dates. Additionally, EIL has not made payments due under the terms of the 5,800 battery purchase order, other than the $507,500 down payment. (See Note I - Liquidity.)


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

In September 1996 the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5,100,000 for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court then ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the
District Court, which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at September 30, 1998, for this uncertainty, as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company received notice on June 8, 1998, from SMH Automobile ("SMH") of termination of the development contract between the Company and SMH. The stated reason for termination was problems with the Company meeting contractual requirements. The Company subsequently requested $163,000 from SMH for costs incurred by the Company in good faith prior to the notice of termination for the development of a battery for SMH in accordance with the terms of the development contract. On August 18, 1998, the Company received a request from SMH for the payment of $210,900 for costs incurred by SMH due to the Company's inability to meet contractual requirements. Management of the Company has had several discussions with SMH management related to the termination of the contract. The termination is not expected to have an impact on the financial statements of the Company. Accordingly, no liability has been recorded in the financial statements at September 30, 1998, for this uncertainty. However, if a favorable settlement cannot be reached with SMH, this matter could have a material adverse effect on the financial position of the Company.


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

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding. As of November 11, 1998, Kamkorp has purchased 3,300,000 shares of the Company's Common Stock. The Agreement requires that Kamkorp purchase up to an additional 2,700,000 shares of Common Stock at $1.00 per share at a minimum rate of 300,000 shares per month through July 1999. (See Note E.) Kamkorp's obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations. The Company believes that it is currently in compliance with these conditions.

The required monthly payments of $300,000 for September and October 1998 for the purchase of shares of Common Stock in accordance with the terms of the Agreement have been made, although the payments were delayed beyond the due dates an average of two to three weeks. Kamkorp management has stated such payments were delayed because Kamkorp and the Company have been discussing and reviewing operational performance and current and future plans. Kamkorp management has stated that they will continue payments during the business review, the completion of which is anticipated by mid-December. Further, Kamkorp management has stated that the remaining and future payments will be made in the amount and timeframe that Kamkorp and the Company agree are necessary to sustain operations and the execution of the approved business plan. Accordingly, Kamkorp has made a small payment at the request of Electrosource as the initial portion of the November 1998 payment, and has stated that the balance of the November 1998 payment will be paid as required by the Company's operating cash needs. While Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided information to the Company sufficient to allow the Company to determine the financial ability of Kamkorp to make the remaining required purchases of Company Common Stock.

The Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from a Kamkorp affiliate ("EIL"). During July 1998 the Company received $507,500 as a down payment in accordance with the terms of this purchase order. The terms of the purchase order state that the down payment is to be applied on a pro-rata basis to the 5,800 batteries with the remaining amounts due 30 days after the shipment of batteries. As of November 11, 1998, 2,062 batteries have been delivered. Additionally, Electrosource has incurred certain payroll, travel and freight costs on behalf of EIL which EIL management has orally agreed to pay. As of November 11, 1998, the balance owed to Electrosource by EIL for batteries and other costs is $359,167, nearly one-half of which is more than sixty days past due. As of September 30, 1998, the balance of such costs was $330,370. It is management's understanding based on discussions with Kamkorp and EIL management that the delay in payment is due to a clarification over the settlement of freight charges, which has now been resolved. No reserve has been reflected in the financial statements related to the uncertainty of this receivable from EIL as advance payments from EIL of approximately the same amount currently exist.

Management anticipates that deliveries to EIL under the 5,800 battery order will extend into at least the first quarter of 1999 because vehicle sales to date have been less than anticipated. It is anticipated that Kamkorp and its affiliates may place additional orders for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, Kamkorp or its affiliates.
Additionally, the economic environment throughout Asia is uncertain and could adversely affect the anticipated sale of electric vehicles by POEM.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates have not been made in a timely fashion to date and there is no assurance that future payments from Kamkorp or its affiliates, if any, will be made in a timeframe sufficient to sustain operations. Additionally, the anticipated minimum
$300,000 funding per month in accordance with the terms of the Agreement, will not, by itself, be sufficient to continue operations at current levels. Funding beyond $300,000 per month, additional battery orders, or other financing will be required before the end of 1998 to continue operations at current levels. The Company is discussing the possibility of accelerated or additional financing from Kamkorp which could be provided under the terms of the Agreement, including Kamkorp's exercise of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers, or to pay all outstanding obligations and will not be able to continue as a going concern.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions and debt extinguishment completed in June 1998. In April 1998 the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company regained compliance with the financial listing criteria and provided a plan for continued compliance. The success of this plan is contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which includes increased revenues and reduced operating losses and/or additional equity funding. If such funding is not provided (by Kamkorp or other parties), the Company will not be able to maintain the required $2,000,000 of net tangible assets. If the Company does not maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small Cap Market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Bureau ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules would likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

If the Company is delisted from Nasdaq it would likely be more difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



Item 2.    Management's  Discussion  and  Analysis  of  Financial
     Condition and Results of Operations (Unaudited)

Results of Operations:

Revenues.

The Company had battery sales of $481,000 and $869,000 for the three and nine months ended September 30, 1998, as compared to $123,000 and $786,000 for the three and nine months ended September 30, 1997. Approximately 27% and 65% of the battery sales for the nine months ended September 30, 1998, and 1997, respectively, were to Chrysler Corporation ("Chrysler"). These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan program. Chrysler placed a $1,400,000 purchase order with the Company in February 1998 for further testing and evaluation of the batteries. The purchase order was amended in September 1998, reducing the total to approximately $1,100,000. Approximately $700,000 was received in February 1998 and the remaining $400,000 in September 1998, in advance of battery shipments; approximately $1,000,000 of which remained deferred at September 30, 1998. The Company and Chrysler are in discussions regarding the timing and amount of future battery shipments to Chrysler in accordance with the terms of this purchase order. The timing and amount of such shipments are uncertain. The Company does not expect additional cash or orders from Chrysler in the near term.

The remainder of battery sales in 1998 were to Electrosource International Limited ("EIL"), Lockheed Martin and Micro-Vett. Approximately 72% and 42% of battery sales for the three and nine months ended September 30, 1998, respectively, were to Electrosource International Limited ("EIL"). EIL is a newly formed distribution company expected to be owned 60% by Kamkorp Limited ("Kamkorp") and 40% by the Company. (EIL is currently 100% owned by Kamkorp. The payment and documentation of the sale of EIL shares to Electrosource has not been completed. Accordingly, no amounts related to EIL's activity have been reflected in the Company's financial statements at September 30, 1998.) EIL placed a non-cancelable order for 5,800 batteries to be delivered in the second half of 1998 with the Company. A down payment of $507,500 on the order was received in July. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, for production of electric vehicles. POEM used a portion of the batteries delivered to date in electric vehicles it produced and supplied to shuttle athletes and officials at the Commonwealth Games held in Kuala Lumpur, Malaysia in September 1998. The batteries performed very well at the Commonwealth Games. However, sales of vehicles to date by POEM in Malaysia have been less than anticipated due to slower than expected vehicle production and some delays in customs, which are now resolved. Kamkorp management has stated that they believe these production problems are being corrected and no long-term impact to vehicle sales is expected. As a result, management believes that deliveries under the 5,800 order will extend into at least the first quarter of 1999. The status of future orders is uncertain and there is no guarantee or assurance that any batteries beyond the 5,800 initial order will be ordered by, or delivered to Kamkorp or its affiliates. (See also Liquidity and Capital Resources section below.)

Sales of batteries to Lockheed Martin are expected to increase in 1999. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York Transit Authority is currently testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The test is expected to conclude in late 1998. If the results of such tests are favorable, the New York Transit Authority may place an order for the hybrid buses powered by Electrosource Horizon batteries in the first quarter of 1999. However, the amount and timing of such orders remains uncertain.

Management expects to receive Federal Aviation Administration ("FAA") certification of batteries for helicopter and aircraft starting applications in late 1998 and early 1999, respectively, at which time sales of these batteries are expected to commence. However, the amount and timing of these sales remains uncertain.

The Company had project revenue of approximately $413,000 and $628,000 for the three and nine months ended September 30, 1998, as compared to $704,000 and $1,909,000 for the three and nine months ended September 30, 1997. $215,000 of the revenue generated in the three month period ended September 30, 1998 was from the final resolution and settlement of a program with a customer which remains confidential. Battery orders from this customer are not expected in the near future, if at all. Essentially all of the remaining revenue generated in 1998 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") for HEV and EV applications. Development work continues on the Fiat Auto program ("Fiat"), however no specific payment milestones were achieved during 1998 to permit the recognition of revenue on this program. This development program is expected to be completed by the end of 1998. Future orders remain uncertain. Project revenue for 1998 is expected to be well below 1997 levels.

Costs and Expenses.

Generally, total costs were lower in the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 primarily due to labor reductions in the research and development and selling, general and administrative departments. Additionally, interest expense significantly decreased beginning in June 1998 with the Company's payment of its outstanding obligations to Corning. The labor reductions occurred in February 1998 and voluntary payroll reductions were taken by executive management beginning in early 1998. Average headcount in 1998 is lower than in 1997 because of these labor reductions.

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

Selling, general and administrative costs are lower for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 primarily due to labor reductions which occurred in February 1998 and voluntarily salary reductions taken by executive management in early 1998. As a result of the reduction in personnel, travel costs were also lower in 1998 compared to the same period in 1997.

Development work and related costs has decreased in the three and nine month periods ended September 30, 1998, compared to the same period in 1997, which correlates with the decrease in revenue for the periods. The amount of development work and related costs have not decreased proportionately with revenue as a larger proportion of development work and related costs has been incurred in 1998 on programs which are not generating revenue and on cost-share programs which generate less revenue than commercial programs. The Company has incurred more costs in 1998 on testing and evaluation of batteries (aircraft, helicopter and lawnmower applications) and improvements in manufacturing processes and joint research and development efforts with
Corning.    Research   and  development  costs   decreased   upon
completion of the joint research and development efforts with Corning, which were completed in May 1998.

Interest costs relate primarily to the Company's previous debt obligations to Corning and have greatly decreased due to the Company's retirement of its obligations to Corning in June 1998. During 1997 and early 1998 the Company issued Convertible Notes Payable to Corning with a principal balance of $6,202,500 at face interest rates of 5%. The Company was also amortizing discounts on the Convertible Notes Payable. In June 1998 the Company paid Corning $1,500,000 in cash in full settlement of its outstanding obligations to Corning. An extraordinary gain on the early extinguishment of debt of approximately $3,500,000 was realized from this transaction. (See Note D to the interim financial statements.)

The Company has completed an assessment of its information technology systems' readiness for the Year 2000 and currently believes that the modifications necessary for the Year 2000 are not significant. This is because the Company's information systems are not complex and have been purchased/installed over the last few years and the Company believes that most of the related software is Year 2000 compliant or Year 2000 compliant replacements are readily available. The Company also believes embedded software in its manufacturing production equipment is either not year sensitive or was developed considering the impact of the Year 2000 issues. The Company began testing its systems for the Year 2000 readiness in 1998 and the project is estimated to be complete in late 1999, prior to any estimated impact. The Company does not expect the costs of this project to be material or for it to have a significant effect on operations and believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and similar uncertainties.

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

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding. As of November 11, 1998, Kamkorp has purchased 3,300,000 shares of the Company's Common Stock. The Agreement requires that Kamkorp purchase up to an additional 2,700,000 shares of Common Stock at $1.00 per share at a minimum rate of 300,000 shares per month through July 1999. (See Note E.) Kamkorp's obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations. The Company believes that it is currently in compliance with these conditions.

The required monthly payments of $300,000 for September and October 1998 for the purchase of shares of Common Stock in accordance with the terms of the Agreement have been made, although the payments were delayed beyond the due dates an average of two to three weeks. Kamkorp management has stated such payments were delayed because Kamkorp and the Company have been discussing and reviewing operational performance and current and future plans. Kamkorp management has stated that they will continue payments during the business review, the completion of which is anticipated by mid-December. Further, Kamkorp management has stated that the remaining and future payments will be made in the amount and timeframe that Kamkorp and the Company agree are necessary to sustain operations and the execution of the approved business plan. Accordingly, Kamkorp has made a small payment at the request of Electrosource as the initial portion of the November 1998 payment, and has stated that the balance of the November 1998 payment will be paid as required by the Company's operating cash needs. While Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided information to the Company sufficient to allow the Company to determine the financial ability of Kamkorp to make the remaining required purchases of Company Common Stock.

The Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from a Kamkorp affiliate ("EIL"). During July 1998 the Company received $507,500 as a down payment in accordance with the terms of this purchase order. The terms of the purchase order state that the down payment is to be applied on a pro-rata basis to the 5,800 batteries with the remaining amounts due 30 days after the shipment of batteries. As of November 11, 1998, 2,062 batteries have been delivered. Additionally, Electrosource has incurred certain payroll, travel and freight costs on behalf of EIL which EIL management has orally agreed to pay. As of November 11, 1998, the balance owed to Electrosource by EIL for batteries and other costs is $359,167, nearly one-half of which is more than sixty days past due. As of September 30, 1998, the balance of such costs was $330,370. It is management's understanding based on discussions with Kamkorp and EIL management that the delay in payment is due to a clarification over the settlement of freight charges, which has now been resolved. No reserve has been reflected in the financial statements related to the uncertainty of this receivable from EIL as advance payments from EIL of approximately the same amount currently exist.

Management anticipates that deliveries to EIL under the 5,800 battery order will extend into at least the first quarter of 1999 because vehicle sales to date have been less than anticipated. It is anticipated that Kamkorp and its affiliates may place additional orders for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, Kamkorp or its affiliates.
Additionally, the economic environment throughout Asia is uncertain and could adversely affect the anticipated sale of electric vehicles by POEM.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates have not been made in a timely fashion to date and there is no assurance that future payments from Kamkorp or its affiliates, if any, will be made in a timeframe sufficient to sustain operations. Additionally, the anticipated minimum
$300,000 funding per month in accordance with the terms of the Agreement, will not, by itself, be sufficient to continue operations at current levels. Funding beyond $300,000 per month, additional battery orders, or other financing will be required before the end of 1998 to continue operations at current levels. The Company is discussing the possibility of accelerated or additional financing from Kamkorp which could be provided under the terms of the Agreement, including Kamkorp's exercise of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers, or to pay all outstanding obligations and will not be able to continue as a going concern.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions and debt extinguishment completed in June 1998. In April 1998 the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company regained compliance with the financial listing criteria and provided a plan for continued compliance. The success of this plan is contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which includes increased revenues and reduced operating losses and/or additional equity funding. If such funding is not provided (by Kamkorp or other parties), the Company will not be able to maintain the required $2,000,000 of net tangible assets. If the Company does not maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small Cap Market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Bureau ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules would likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

If the Company is delisted from Nasdaq it would likely be more difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In December 1997 the Company issued 299,304 shares of Common Stock to BDM (now part of TRW) as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company agreed to pay $300,000 cash to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998, in excess of $5,000,000, which did not occur. The balance is to be paid in shares of Common Stock, which the Company has not yet issued. The Company and BDM have agreed to postpone issuance of the shares in order to discuss other arrangements. The Company's closing market price as reported by Nasdaq on November 11, 1998, was $1.44 per share. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process if significant orders are received; however, such expenditures are not expected to be significant in 1998 or early 1999 to satisfy current battery orders. The funding required for such potential expansion has not been identified. There were no significant capital commitments at September 30, 1998.

The Company is a party to certain litigation that, if resolved in a  manner  adverse to the Company, could have a material  adverse
effect  on  the Company's liquidity and capital resources.   (See
Note F to the interim financial statements.)

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide agreed-upon financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, delisting of the Company's Common Stock on Nasdaq, termination of the Company's facility lease, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.


                   Part II - Other Information


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     On November 3, 1998, Mr. Richard Williamson submitted his resignation to the Board of Directors stating that his current workload was impacting his availability to participate in the functions required of a Director for the Company. On November 10, 1998, it was resolved that the Board would consist of ten (10) members. Future Board members will be considered if and when presented, and will be appointed, if deemed appropriate by the Board. No one is being considered as a new candidate at this time.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

        10.1   Severance  Agreement between James  M.  Rosel  and
               Electrosource, Inc. effective August 31, 1998.

        10.2 Amendment Number One to Stock Purchase Warrant dated August 18, 1998, issued under Subscription
               Agreements between participants and Electrosource,
               Inc. dated January 23, 1997.

        27.    Financial Data Schedule.


     (b)  Reports on Form 8-K.

          Reports  on  Form  8-K filed during the  quarter  ended
          September 30, 1998 and up to the date of this filing on Form 10-Q were:

               None.



                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 16, 1998            ELECTROSOURCE, INC.



                                        /s/ Michael G. Semmens
                                   Michael G. Semmens
                                   Chairman, President
                                   and Chief Executive Officer



                                        /s/ Mary Beth Koenig
                                   Mary Beth Koenig
                                   Chief Accounting Officer
                                    and Treasurer



                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended           Commission File Number:
      September 30, 1998                     0-16323


           __________________________________________


                       ELECTROSOURCE, INC.
      (Exact name of Registrant as specified in its charter)

           Delaware                          742466304
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

 2809 Interstate 35 South, San                 78666
         Marcos, Texas
(Address of principal executive             (Zip Code)
           offices)

       Registrant's telephone number, including area code:
                          (512) 753-6500

   Securities registered pursuant to Section 12(b) of the Act:
                               None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                         (Title of Class)



                        INDEX TO EXHIBITS


No.                      Description                       Page

10.1    Severance Agreement between James M. Rosel and
        Electrosource, Inc. effective August 31, 1998.      21

10.2    Amendment Number One to Stock Purchase Warrant
        dated    August   18,   1998,   issued   under
        Subscription  Agreements between  participants
        and  Electrosource,  Inc.  dated  January  23,
        1997.                                               39

27.     Financial Data Schedule                             40