Form 10-K
period 1998-12-31
ELECTROSOURCE INC
filed 1999-04-14
CIK 823927

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998.
                               OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1999, there were 9,085,698 common shares outstanding and the aggregate market value of the common shares held by non-affiliates (based on the closing price of these shares of $1.469, as reported by NASDAQ at the close of business on March 19, 1999) was approximately $13,346,890.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

Portions  of  the  Company's Definitive Proxy Statement  for  the
Annual Meeting of Shareholders scheduled to be held on May 18, 1999, are incorporated by reference into Part III hereof.

                             PART I

Item 1.  Business.

General

Electrosource, Inc. ("ELSI" or the "Company"), is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. The Company's Horizon battery utilizes plate grids made from a patented coextruded wire and a special paste mixture. The Company is developing Horizon battery technology for use in many
applications   including  hybrid  vehicles,  electric   vehicles,
neighborhood electric vehicles, electric scooters, lawn and garden tools, power management and starting power.

The principal executive offices of the Company are located at 2809 Interstate 35 South, San Marcos, Texas 78666, and its telephone number is (512) 753-6500.

Significant Events and Recent Financial Difficulties

The Company has had difficulty maintaining compliance with the listing requirements of The Nasdaq Stock Marketr ("Nasdaq"), including among other things, the minimum net tangible asset requirement of $2,000,000. As of March 31, 1999, the Company was again not in compliance with this requirement. There can be no assurance that the Company will be able to meet the minimum listing requirements of Nasdaq and remain listed in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity.


During 1998, the Company continued to operate at a cash deficit. Existing battery orders and contract work were not adequate to sustain the Company on an ongoing basis. As a result, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives such as a business combination, the sale of substantially all of the Company's assets or a strategic alliance.

In June 1998, the Company entered into an Agreement with Kamkorp Limited ("Kamkorp"), a company organized in England, for up to $6,000,000 of equity funding for 6,000,000 Common Shares at $1.00 per share. In 1998, 3,900,000 shares of the Company's Common Stock were purchased by Kamkorp for $3,900,000. The Agreement provided for Kamkorp to purchase up to an additional 2,100,000 shares of Common Stock at $1.00 per share at a minimum rate of 300,000 shares per month through July 1999. Kamkorp management has stated that the remaining and future purchases of Common Stock (which may be more or less than those defined in the Agreement) will be made in the amount and timeframe they deem necessary to sustain the Company's operations and execute the business plan approved by Kamkorp, rather than as defined in the schedule set forth in the Agreement. Payments to date have been made in amounts necessary to meet the Company's payroll and rent obligations, however, approximately 90% of projected 1999 battery sales in the approved business plan are to Kamkorp affiliates and the portion of those sales initially projected to occur in the first quarter of 1999 did not occur (See "Customer Concentration" section).

In accordance with the terms of the Agreement, Kamkorp nominated three members to the Company's Board of Directors, who were unanimously approved by the Board of Directors. As of December 31, 1998, Kamkorp held 46% of the Company's Common Stock and has the ability to obtain greater than 50% of the outstanding shares of Common Stock on a fully diluted basis and to ultimately have control of the Board of Directors. Including options to purchase Common Stock, Kamkorp is the beneficial owner of 9,000,000 shares or 66.5% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares). Additionally, pursuant to the terms of the Agreement, the Company must obtain approval from Kamkorp for all important management policies and decisions, which include the following:

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

Sales of existing battery types did not increase as expected in 1998 due to delays in orders from Lockheed Martin and others testing the battery for use in new products in emerging markets. Generally, testing of products by customers has taken longer than expected because of difficulties in integration of battery packs in new products. Battery packs are being tested simultaneously with other newly designed components in customer products.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $800,000 of outstanding accounts payable greater than thirty days past due, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have threatened legal action for non-payment of invoices. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates to date have been sufficient to fund payroll and rent obligations, but not to pay the outstanding accounts payable or raw material purchases. If a significant battery order is received, significant funding will be required to pay the outstanding accounts payable and to allow ordering of additional raw materials. There is no assurance that future payments from Kamkorp or its affiliates, if any, will be made in a timeframe sufficient to sustain operations. Although Kamkorp has provided substantial amounts of financing to the
Company to date, as a private company Kamkorp is not legally required to, and has not, provided sufficient information to the Company to allow the Company to determine the financial ability of Kamkorp to make the remaining purchases of the Company's Common Stock. Additionally, the minimum $300,000 funding per month in accordance with the terms of the Agreement, will not, by itself, be sufficient to continue operations, pay outstanding obligations, or to maintain the minimum listing requirements of Nasdaq. Funding beyond $300,000 per month, additional battery orders, or other financing will be required in the second quarter of 1999 to continue operations, and pay outstanding obligations. The Company is discussing the possibility of accelerated or additional financing from Kamkorp, which could be provided under the terms of the Agreement, including Kamkorp's exercise of all or a portion of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers or to pay all outstanding obligations and will not be able to continue as a going concern.

The Horizon Battery

The Company has concentrated its efforts on the design of a lead-acid battery concept employing coextruded wire in plates oriented in the horizontal plane, as opposed to the vertical plane orientation of conventional batteries. This battery concept, named "Horizon," enables design of a lead-acid battery with significantly higher energy density than is possible with conventional battery design. The Horizon battery design may also be more economical to manufacture than conventional batteries due to the elimination of several steps in the manufacturing process. Testing by the Company and by third parties indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. The Company also believes the Horizon battery has a number of applications other than electric vehicles, such as hybrid vehicles, portable power tools such as lawn and garden tools, electric power management, uninterruptible power and for starting, lighting and ignition ("SLI") batteries for automobiles and aircraft. The Company has designed various prototype batteries for such applications which are currently under evaluation by customers.


Coextrusion Technology

The Company holds an exclusive license for the development and commercial exploitation of patented coextruded wire. Coextrusion is a process by which one material is extruded, or forced through a die, with uniform thickness onto a core material passing simultaneously through the same die. The process is capable of extruding lead (or lead alloy) onto any material having adequate tensile strength to pass at high speed through the pressurized dies. The Company refers to this process as C2M technology. Successfully coextruded core materials include fiberglass, Kevlar and cross-linked carbon fiber yarns, aluminum, copper and
titanium   wire   and   polypropylene,   polyester,   nylon   and
polyethylene monofilament.

Coextruded lead wire facilitates the use in lead-acid batteries of pure lead or extremely high concentration lead alloys, which are difficult to cast repeatedly at the high rates required in production. The management of the Company believes that grids made from such wire and used in lead-acid storage batteries have improved corrosion resistance and, therefore, longer life, or equivalent life with reduced total material content.

Energy-Active Material Formulation

The Company has developed a new type of energy-active material, or paste, for use in lead-acid battery electrodes. The Company also invented two additional paste formulations, each of which may contribute to the reduction of battery manufacturing cost.
The Company has protected this proprietary technology as trade secrets, and does not plan to apply for patents related to these formulations. The Company is continuing the development of these formulations in connection with the Horizon battery project, but has no current plans for separate commercialization of the energy active material.

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

Marketing

The worldwide market for lead-acid batteries can be classified into the following major segments:

      Starting,  Lighting  and  Ignition.   For  engine  starting
applications used in aircraft and motorcycles.

       Motive  Power.   For  use  in  electric  vehicles,  hybrid
vehicles, industrial fork lifts, golf carts and neighborhood electric vehicles. Such batteries undergo daily discharging and overnight recharging.

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

The Company has initiated strategic business relationships and cooperative development agreements with companies and government agencies in all of the above markets. Management believes that in 1999 some of these customers could move from test phases to integration of Horizon battery technology into their commercial products.

Competition

The lead-acid battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, Johnson Controls, Inc., GNB, Hawker and Yuasa, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has historically concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy-to-weight and longer battery life in comparison to traditional lead-acid
batteries.   The  principal competitors of  the  Company  in  the
electric vehicle market (Ovonics and Saft) have directed their efforts to other battery types, such as nickel-cadmium and nickel-metal hydride, rather than lead-acid formulations. At least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

Patents and Protection of Technology

Prior to May 1990, the Company held an exclusive sublicense from Tracor, Inc. ("Tracor") (now part of British Aerospace) under several US patents covering the coextruded wire and the coextrusion apparatus for producing composite wire for use only in lead-acid battery applications. In May 1990, Tracor assigned to the Company all rights under the original license agreement between Tracor and Blanyer-Mathews, the inventors of the coextrusion technology. This assignment terminated the sublicense between Tracor and the Company and allowed the Company to apply the technology outside of the area of lead-acid storage batteries, if any such applications are available. The license assigned to the Company expires concurrently with the patents, the earliest of which expires in 2004, and requires payment of annual minimum royalties to Blanyer-Mathews of the greater of $100,000 or sales-based royalties equal to 1/2 percent of sales for battery applications. The license becomes non-exclusive in the event the Company defaults in its obligation to pay the minimum royalty. The license may be terminated by the licensor in the event that the Company defaults in its obligation to pay sales-based royalties or enters bankruptcy. The Company is responsible for the maintenance and administration of the licensed patent. Under the terms of the assignment, the Company is to pay Tracor a royalty of four percent on all technology sales unrelated to lead-acid storage batteries for the term of the license.

In March 1990, a patent was issued to the Company covering an energy-active material formulation, including the processes for manufacturing this material. In October 1990, a US patent was issued to the Company for the Horizon battery design.

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

Research and Development

Initial research and development programs were directed toward understanding the behavior of the wire in lead-acid battery electrodes in various corrosive environments. With the development  of the Horizon C2M battery concept,  the  focus  of research work has been redirected toward improving the performance of the battery in the following areas; longer cycle life, longer shelf life, and increased specific energy. In addition, programs are underway to reconfigure the Horizon battery concept into a variety of applications. A limited number of prototype Horizon batteries for specialized markets (see "Marketing") continue to be built in attempts to optimize battery electrical performance and life and to meet customer requests for different battery configurations or performance. Additionally, the Company has entered into a development agreement sponsored by the United States Department of Energy to develop core technology for a lithium polymer material eventually to be used in batteries.

The Company incurred approximately $1,800,000, $2,500,000 and $1,450,000 in research and development costs in the years ended December 31, 1998, 1997, and 1996, respectively, of which approximately $415,000, $1,400,000 and $450,000 related to customer sponsored research activities in the years ended December 31, 1998, 1997 and 1996, respectively.

Backlog

The Company's backlog was approximately $410,000, $210,000 and $520,000, respectively, in battery orders at December 31, 1998, 1997 and 1996. The backlog at December 31, 1998 primarily relates to battery orders from Chrysler and Lockheed Martin which have been paid in advance. As of December 31, 1998, the Company has a backlog of approximately $620,000 in project revenue. Essentially all backlog at December 31, 1998 is expected to be completed in 1999.

Export Sales

During 1998, 1997 and 1996, the Company earned revenue of approximately $360,000, $1,100,000 and $208,000, respectively, from sales of Horizon batteries and project services to foreign customers.

Customer Concentration

A significant portion of the Company's total revenue from battery sales, project revenue and all other sources (39%, 37% and 81% in 1998, 1997 and 1996, respectively) was generated from Chrysler Corporation ("Chrysler"). In December 1997, Chrysler announced its decision to use nickel-metal hydride batteries made by a competitor in its electric vehicles. Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain.

Approximately 38% of the Company's 1998 battery sales were to Electrosource International Limited ("EIL"), a wholly-owned subsidiary of Kamkorp. Management of the Company believes that sales to EIL will increase as a percentage of total sales. The Company is actively seeking new customers and markets for its products; however, it is currently economically dependent on this affiliate and its parent company, Kamkorp. See "Significant Events and Recent Financial Difficulties" section.

In July 1998, the Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from EIL, a newly formed distribution company 100% owned by Kamkorp. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) Sdn. Bhd. ("POEM"), an emerging Malaysian joint venture company, in which Kamkorp affiliates hold a significant minority interest, engaged in the production of electric vehicles developed by companies within the Kamkorp group. Electrosource delivered 2,062 batteries under the purchase order in 1998, which was less than half of the scheduled deliveries under that order. The shortfall in deliveries was due to the fact that the number of electric vehicles produced and sold by POEM to date has been less than anticipated. The electric vehicle market is an emerging market and sales to date have taken longer than expected to negotiate and finalize. Additionally, vehicle production has been slower than expected. There have been no deliveries to EIL under the 5,800 battery purchase order in January, February or March 1999. During February 1999, EIL and Electrosource management renegotiated the payment terms for the 5,800 battery order.
Advance payments received from EIL were used to settle all outstanding invoices for batteries previously delivered. Approximately $40,000 of funds remaining from the advance payments will be applied to future deliveries under the 5,800 battery purchase order as and when made or for various services which may be performed. Kamkorp management has stated that they believe deliveries under this order or another purchase order will commence early in the second quarter of 1999, but has not provided a definite delivery schedule. At this time, Kamkorp is not obligated to purchase batteries under this order in a specified timeframe.

Sales of existing battery types did not increase as expected in 1998 due to delays in orders from Lockheed Martin and others testing the battery for use in new products in emerging markets. Generally, testing of products by customers has taken longer than expected because of difficulties in integration of battery packs in new products. Battery packs are being tested simultaneously with other newly designed components in customer products. An order from Lockheed Martin for 230 batteries was received in the first quarter of 1999.

Raw Materials

The basic raw materials of lead-acid batteries are lead, sulfuric acid and plastic, each of which is readily available. The Company has experienced no material delays in obtaining timely delivery of these materials, although the Company's continued ability to obtain these materials may be limited by its ability to pay outstanding accounts payable for past raw materials purchases.

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

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has previously incurred significant costs in installing equipment to manage and control hazardous substances and pollution. As part of its on-going operations, the Company incurred $68,000, $37,000 and $13,000 in non-capital expenditures in 1998, 1997, and 1996, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs. The management of the Company believes that the Company is currently in compliance with all applicable local, state, and federal environmental rules and regulations in all material respects.

Management is not currently aware of any material infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

Employees

As of March 19, 1999, the Company employed approximately 55 full-time employees.

Item 2.  Properties.

All of the Company's operations are located in an 88,000 square foot facility located in San Marcos, Texas at 2809 Interstate 35 South. The monthly rental rate is currently $30,000 per month and escalates over the life of the lease to $35,000 per month until expiration in 2003. The Company believes this site is adequate for low-rate production requirements and possesses enough expansion capacity if the Company elects to expand capacity at this site.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Courts. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the District Court, which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at December 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his ending salary rate for the period of time that Mr. Sams remains unemployed, the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at December 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the
amount  or  range  of  potential  loss  should  the  outcome   be
unfavorable.

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


                       High       Low

1997
     First Quarter    8 3/8      4 5/8
     Second Quarter   8 1/4      5 7/16
     Third Quarter    7 1/2      5 5/8
     Fourth Quarter   7 1/16     1 3/4

1998
     First Quarter    2 5/8       3/8
     Second Quarter     3        19/32
     Third Quarter    2 9/16      7/8
     Fourth Quarter   1 5/8       5/8

The transfer agent and registrar for the Common Stock of the Company is Harris Trust Co. of New York, 88 Pine Street, 19th
Floor, New York, NY 10005.

The approximate number of record holders of Common Stock at March
19, 1999, was 3,492.

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding. The Agreement provided for Kamkorp to purchase an aggregate of 6,000,000 shares of the Company's Common Stock for cash at $1.00 per share and grants Kamkorp an option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00 per share for cash or, with the agreement of the Company, for services. Under the terms of the Agreement, as of December 31, 1998, Kamkorp has purchased 3,900,000 shares of Common Stock. The Agreement requires, subject to certain conditions precedent, that Kamkorp purchase up to an additional $2,100,000 of the Company's Common Stock at $1.00 per share at a minimum of $300,000 per month through July 1999. Kamkorp is currently making equity payments as they deem necessary, rather than as defined in the schedule set forth in the Agreement.

The securities described above were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The securities were sold to "accredited investors," in offerings not involving public solicitation or advertising.

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


Item 6.  Selected Financial Data.

                        (In thousands, except per share data)

                               Year Ended December 31,
                      1998        1997       1996       1995       1994

Revenues             $ 2,380      3,244      3,563      3,278      4,614

Extraordinary Gain,
  net of tax           2,331          -          -          -          -
Loss from Continuing
 Operations          $(5,862)   $(7,833)   $(7,825)  $(20,508)   $(8,543)
Net Loss             $(3,530)   $(7,833)   $(7,825)  $(20,508)   $(8,543)
Basic (and diluted)
 Loss per Share -
 continuing
 operations          $ (0.95)     (1.91)     (2.13)     (9.76)     (6.05)
Basic (and diluted)
 Loss per Share      $ (0.57)     (1.91)     (2.13)     (9.76)     (6.05)
Dividends per Share     None       None       None       None       None

                            As of Year Ended December 31,
                      1998       1997         1996      1995      1994

Working Capital
 (Deficit)           $(2,287)   $(1,675)   $(2,845)  $  1,556    $ 2,032
Total Assets         $ 5,217    $ 8,006    $ 9,488   $ 15,277    $ 9,318
Shareholders' Equity
 (Deficit)           $ 2,162    $ 1,492    $ 3,847   $  1,240    $  (685)
Long-Term
 Obligations         $    72    $ 2,949    $ 1,768   $11,324     $ 7,107

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

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide agreed-upon financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, delisting of the Company's Common Stock on NASDAQ, unanticipated costs or problems relating to Y2K compliance, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the
Horizon  battery.   Readers are cautioned  not  to  place  undue
reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

As a result of delays in development work and sales of batteries and its inability to successfully complete sufficient debt or equity financing, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs. On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding. The Agreement was structured with the intent of providing additional equity capital combined with battery orders for use in electric vehicles, neighborhood electric vehicles and other applications. Kamkorp is the record owner of 3,900,000 shares or 46% of the Company's 8,434,531 outstanding shares of Common Stock at December 31, 1998 and, including options to purchase Common Stock is the beneficial owner of 9,000,000 shares or 66.5% of the Company's Common Stock. Kamkorp appointed three members to the Company's eight-member Board of Directors in 1998.

In late 1998, as a result of delays in development work for new battery designs, management made the decision to focus on sales of its standard production battery and to limit the development work on new battery designs, with the exception of designs using technology in its standard production battery. The only development programs which remain active are those with Fiat Auto ("Fiat Auto"), the Defense Advanced Project Agency ("DARPA"), the Department of Energy ("DOE") and Horizon Aircraft. All others have been terminated by the customer or the Company. Such terminations did not have a material adverse effect on the financial position of the Company.

Sales of existing battery types did not increase as expected in 1998 due to delays in orders from Lockheed Martin and others testing the battery for use in new products in emerging markets. Generally, testing of products by customers has taken longer than expected because of difficulties in integration of battery packs in new products. Battery packs are being tested simultaneously with other newly designed components in customer products. An order for 230 batteries was received from Lockheed Martin in the first quarter of 1999.

In July 1998, the Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from EIL, a newly formed distribution company 100% owned by Kamkorp. EIL, in turn, received a purchase order for 5,800 batteries from POEM, an emerging Malaysian joint venture company, in which Kamkorp affiliates hold a significant minority interest, engaged in the production of electric vehicles developed by companies within the Kamkorp group. Electrosource delivered 2,062 batteries under the purchase order in 1998, which was less than half of the scheduled deliveries under that order. The shortfall in deliveries was due to the fact that the number of electric vehicles produced and sold by POEM to date has been less than anticipated. The electric vehicle market is an emerging market and sales to date have taken longer than expected to negotiate and finalize. Additionally, vehicle production has been slower than expected. There have been no deliveries to EIL under the 5,800 battery purchase order in January, February or March 1999. During February 1999, EIL and Electrosource management renegotiated the payment terms for the 5,800 battery order.
Advance payments received from EIL were used to settle all outstanding invoices for batteries previously delivered. Approximately $40,000 of funds remaining from the advance payments will be applied to future deliveries under the 5,800 battery purchase order as and when made or for various services which may be performed. Kamkorp management has stated that they believe deliveries under this order or another purchase order will commence early in the second quarter of 1999, but has not provided a definite delivery schedule. At this time, Kamkorp is not obligated to purchase batteries under this order in a specified timeframe.

The Company continues to struggle with insufficient sales to fund operations and is completely dependent on Kamkorp for funding day-to-day operations. Although Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided sufficient information to the Company to allow the Company to determine the financial ability of Kamkorp to make the purchases
of   Company  Common  Stock  in  levels  sufficient  to   sustain
operations and pay outstanding obligations, which are significant or to regain and maintain compliance with Nasdaq minimum listing requirements.

Revenue

The Company generated project revenue of approximately $736,000, $2,234,000 and $295,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, approximately $215,000 of revenue generated was from the final resolution and settlement of a program with a customer which remains confidential. Battery orders from this customer are not expected in the near future, if at all. Essentially all the remaining revenue generated in 1998 was from cooperative development and research agreements with DARPA and DOE for Hybrid Electric Vehicle ("HEV") and Electric Vehicle ("EV") applications. The DARPA projects are for lead-acid batteries, while the DOE program is for a lithium polymer which may eventually be used for a wide variety of applications. Development work continues on the Fiat program, however no specific payment milestones were achieved during 1998 to permit the recognition of revenue on this program. The Fiat program is expected to be complete in late 1999. During 1997, approximately $1,500,000 of revenue was generated from SMH Automobile S. A. ("SMH"), DARPA and Fiat for the development and/or evaluation of batteries and battery packs for HEV and EV applications and $645,000 was generated from Chrysler for various engineering, environmental and other tests performed on the battery. Approximately $115,000 in project revenue in 1996 was generated from Chrysler for environmental and other tests performed on the Horizon battery. The remainder of project revenue generated in 1996 was from DARPA, Fiat and various others for the development of prototype batteries for EV, HEV and portable power tool applications. The SMH program was terminated by the customer in 1998, and in late 1997, Chrysler announced its decision to use nickel-metal-hydride batteries made by a competitor. Project revenue is expected to continue to decline in 1999 as the Company focuses its efforts on sales of its standard production battery.

The Company had battery sales of approximately $955,000, $915,000 and $823,000 for the years ending December 31, 1998, 1997 and 1996, respectively. Approximately 38% of 1998 battery sales were to EIL. The Company is actively seeking new customers and markets for its products, however, it is currently economically dependent on Kamkorp and its affiliates (See Liquidity and Capital Resources section below.) Management expects that sales to companies within the Kamkorp group will increase as a percentage of total battery sales and that those companies will remain the largest customer for Horizon batteries in 1999. Approximately 28%, 56% and 50% of 1998, 1997 and 1996 battery sales, respectively, were to Chrysler. Although Chrysler announced its decision to use nickel-metal-hydride batteries in its electric minivan for the 1999 model year, it has continued to order small amounts of batteries from the Company. Management of the Company believes Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain. Approximately 12% and 28% of 1998 and 1997 battery sales, respectively, were to Lockheed Martin for use in HEVs and EVs it is producing for fleet consumers for testing and evaluation. Sales of batteries to Lockheed Martin are expected to increase slightly in 1999.
Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York Transit Authority is currently testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The test is expected to conclude in the second quarter of 1999. If the results of such tests are favorable, the New York Transit Authority may place an order for the hybrid buses powered by Horizon batteries in the second or third quarter of 1999; however, the amount and timing of such orders remains uncertain. The remainder of battery sales in all years were from numerous customers requesting batteries for testing and evaluation. Battery sales have remained very low in the first quarter of 1999. Management expects the level of battery sales to increase beginning in the second quarter of 1999, and battery shipments to EIL are expected to increase. Additionally, management expects to receive Federal Aviation Administration ("FAA") certification of its battery design used in helicopter starting applications, in the second quarter of 1999, at which time sales of these batteries are expected to commence. However, the amount and timing of any of these sales remains uncertain. The majority of these applications are in emerging markets and the entry of final products into such markets is difficult to predict.

During 1998, the Company received a $1,104,275 purchase order from Chrysler, which replaced an earlier purchase order for $1,400,000. The $1,104,275 purchase order was paid in full in 1998. Chrysler designated $656,100 for the purchase order as a cancellation fee from the previous order and $448,175 for batteries to be delivered in the future. During 1998, the Company recorded $656,100 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. Approximately $300,000 of the battery revenue remains deferred at December 31, 1998 (a portion of the batteries were delivered in 1998) and will be recognized upon shipment of the batteries.

In July 1996, the Company received a $3,000,000 payment from Chrysler. Chrysler designated $2,366,000 of this payment as compensation for continued capacity maintenance and ramp-up costs incurred by the Company in relation to its role as a supplier to the automaker for its EPIC Minivan Program and $634,000 for various engineering, research and development ("ER&D") efforts. During 1996, the Company recorded $2,366,000 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. The Company recorded $634,000 as deferred revenue which was recognized as income in 1997 as the ER&D tasks were performed.
Costs and Expenses

Manufacturing costs increased by approximately $115,000 or 3% during 1998 which correlates with the 4% increase in battery sales for the same period. Manufacturing costs have remained high as a percentage of battery sales primarily due to the fact that the Company has not had the capital required to further automate the production processes, materials are being purchased in low volumes and the fixed facility costs of leasing and maintaining its 88,000 square foot facility are significant. Management expects that manufacturing costs can decrease as a percentage of battery sales if, and when, volume production begins; however, additional capital will be required for manufacturing tooling required for higher production volumes in order to achieve manufacturing efficiencies and to lower raw material costs. The timing and amount of battery orders remains uncertain and the capital which would be required for the related tooling for such orders may not be available to the Company.

Selling, general and administrative costs decreased by approximately $556,000 or 22% during 1998 primarily based on the actions taken in February 1998 to reduce the workforce and control costs and voluntary salary reductions taken by executive management beginning in early 1998. Selling, general and administrative costs decreased by approximately $640,000 or 21% during 1997 primarily due to cost savings associated with the consolidation of the Company's corporate and manufacturing facilities into one location in late 1996, combined with cost cutting efforts. Management expects selling, general and administrative costs to remain relatively constant in 1999.

Research and development costs decreased by approximately $687,000 or 28% in 1998 due to the decrease in work on programs, primarily SMH and Chrysler. The amount of development work and related costs have not decreased proportionately with revenue as a larger proportion of development work and related costs were incurred in 1998 on programs which did not generate revenue and on cost-share programs which generate less revenue than commercial programs. The Company incurred more costs in 1998 than in 1997 on testing and evaluation of batteries (aircraft, helicopter and lawnmower applications) and improvements in manufacturing processes and joint research and development efforts with Corning. Research and development costs increased by approximately $1,040,000 or 72% in 1997 due to the significant increase in development work in 1997 associated with the custom design of numerous batteries and battery packs for customers (SMH, Fiat, SMUD, Black & Decker, Chrysler and another which remains confidential), testing and evaluation of batteries (aircraft and helicopter starting applications) and costs associated with joint research and development efforts with Corning to improve the Company's products, production processes and automation. It is anticipated that the current level of research and development expenditures will decrease slightly in 1999 due to reductions in work on programs terminated in 1998.

Depreciation and amortization costs decreased by approximately $216,000 or 11% during 1998. The majority of the decrease is due to the full amortization of purchased technology in October 1998, which resulted in a monthly decrease of approximately $67,000 in amortization. As a result, amortization expense will decrease by approximately $670,000 in 1999. The remainder of the decrease in 1998 is due to the full depreciation of various production pieces of equipment in 1998 which remain in use.

Interest costs decreased slightly during 1998. Interest costs relate primarily to the Company's previous debt obligations to Corning and have greatly decreased due to the Company's retirement of its obligations to Corning in June 1998. During 1997 and early 1998, the Company issued Convertible Notes Payable to Corning with a principal balance of $6,202,500. Interest expense consists of interest at the face rate of 5% and amortization of discounts on the Convertible Notes Payable. In June 1998, the Company paid Corning $1,500,000 in cash in full settlement of its outstanding obligations to Corning. An extraordinary gain on the early extinguishment of debt of approximately $2,300,000, net of tax, was realized from this transaction. As a result, interest costs are expected to decrease significantly in 1999.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing equipment to manage and control hazardous substances and pollution. As part of its on-going operations, the Company incurred $68,000, $37,000 and $13,000 in non-capital expenditures in 1998, 1997 and 1996, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs. Management is not currently aware of any material infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

The Company has completed an internal assessment of its information technology systems' readiness for the Year 2000 and currently believes that the internal modifications necessary for the Year 2000 are not significant. This is because the Company's information systems are not complex and have been purchased/installed over the last few years and the Company believes that most of the related software is Year 2000 compliant or Year 2000 compliant replacements are readily available. The Company also believes embedded software in its manufacturing production equipment is either not year sensitive or was developed considering the impact of the Year 2000 issues. The Company began testing its systems for the Year 2000 readiness in 1998 and the project is estimated to be complete in late 1999, prior to any estimated impact. The Company does not expect the costs of this project to be material or for it to have a significant effect on operations and believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems.

The Company has not completed its external assessment with key customers and suppliers to determine their ability to achieve timely and successful Year 2000 compliance with their systems/equipment. The Company might be adversely affected by the potential failure of its suppliers and customers to remediate their Year 2000 issues. The Company expects to complete its external assessment of Year 2000 compliance with key customers and vendors in the second calendar quarter of 1999. The Company has been and will continue to contact its key customers and suppliers to inquire about their Year 2000 readiness. In the event that a supplier will not be Year 2000 compliant in a timely manner, the Company will contact alternate suppliers for the respective parts. The Company has not determined the likelihood of such events as of December 31, 1998.

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

During the years ended December 31, 1998, 1997 and 1996, the Company issued approximately 3,900,000 shares, 677,000 shares and 844,000 shares of Common Stock, respectively. As a result of the increase in shares for these years, the loss per share in each was less than it would have been based on the shares outstanding at the end of the preceding year. Management of the Company believes that the issuance of shares in these years was necessary to fund the increased working capital and capital expenditure requirements.

Liquidity and Capital Resources

During 1998, the Company did not generate sufficient cash flow from operations to fund its working capital needs. In January and February 1998, the Company borrowed the remaining $1,000,000 of 5% Convertible Notes from Corning in accordance with the terms of its $2,000,000 Note signed in December 1997. Existing battery orders and contract work were not adequate to sustain the Company on a ongoing basis. As a result, in February 1998, the Company reduced its staffing by approximately 40% to reduce costs and began to explore strategic alternatives.

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding for 6,000,000 Common Shares at $1.00 per share. In 1998, 3,900,000 shares of the Company's Common Stock were purchased by Kamkorp for $3,900,000. The Agreement requires that Kamkorp purchase up to an additional 2,100,000 shares of Common Stock at $1.00 per share at a minimum rate of 300,000 shares per month through July 1999. Kamkorp is currently making equity payments as they deem necessary, rather than as defined in the schedule set forth in the Agreement. Kamkorp's obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations.

In accordance with the terms of the Agreement, Kamkorp has nominated three members to the Company's corporate Board of Directors. Kamkorp has the ability to obtain greater than 50% of the outstanding Common Shares on a fully diluted basis and to ultimately have control of the Board of Directors. Additionally, the Company must obtain express approval from Kamkorp for all important management policies and decisions.

Funds generated in 1998 from the fundraising activities above were used to payoff the Convertible Notes Payable from Corning (principal balance of $6,202,500 was fully satisfied with a cash payment of $1,500,000), to maintain minimum production capabilities and to sustain operations, to design and develop custom batteries and battery packs for several applications and to pay for the lease and maintenance of its 88,000 square foot manufacturing facility. Capital expenditures of approximately $87,000 were incurred in 1998, primarily related to further automation.

The Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from EIL. During July 1998, the Company received $507,500 as a down payment in accordance with the terms of this purchase order. As of December 31, 1998, 2,062 batteries have been delivered. There were no deliveries to EIL under the order in January, February or March 1999. At this time, Kamkorp is not obligated to purchase batteries under this order in a specified timeframe. Vehicles sales to date by POEM have been less than anticipated. Sales of electric vehicles continue to be difficult to predict as they are in emerging markets. It is anticipated that companies within the Kamkorp group may place additional orders for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, those companies. From January 1 through March 19, 1999, Kamkorp purchased an additional 600,000 shares of Common Stock at $1.00 per share.
Kamkorp management has stated that the remaining and future purchases of Common Stock (more or less than those defined in the Agreement) will be made in the amount and timeframe they deem necessary to sustain the Company's operations and execute the approved business plan. Payments to date have been made in amounts necessary to meet the Company's payroll and rent obligations, however, approximately 90% of projected 1999 battery sales in the approved business plan are to Kamkorp affiliates and the portion of those sales initially expected to occur in the first quarter of 1999 did not occur. Although Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided sufficient information to the Company to allow the Company to determine the financial ability of Kamkorp to make the remaining purchases of Company Common Stock.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $800,000 of outstanding accounts payable greater than thirty days past due, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have threatened legal action for non-payment of invoices. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates to date have been sufficient to fund payroll and rent obligations, but not to pay the outstanding accounts payable or raw material purchases. If a significant battery order is received, significant funding will be required to pay the outstanding accounts payable to allow ordering of additional raw materials. There is no assurance that future payments from Kamkorp or its affiliates, if any, will be made in a timeframe sufficient to sustain operations. Funding beyond the minimum $300,000 per month, specified in the Agreement, additional battery orders, or other financing will be required in the second quarter of 1999 to continue operations, pay outstanding obligations and regain and maintain compliance with Nasdaq minimum listing standards. The Company is discussing the possibility of accelerated or additional financing from
Kamkorp, which could be provided under the terms of the Agreement, including Kamkorp's exercise of all or a portion of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers or to pay all outstanding obligations and will not be able to continue as a going concern.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs ($314,875, which the Company had accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM ($452,092). The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to accept a minimum of $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the obligations. The Company recorded the shares issued to BDM at fair market value on the date of the agreement ($766,967) and recorded a subscription receivable for the difference between the fair market value of the shares and the minimum value for such shares accepted by BDM which will be recorded as permanent equity upon final determination of the number of shares to be issued. The Company's market price has been below $2.56 per share for most of 1998. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1999 to satisfy current battery orders. There were no significant capital commitments at December 31, 1998.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on The Nasdaq Stock Marketsr ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions and debt extinguishment completed in June 1998. In April 1998, the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company regained compliance with the financial listing criteria and provided a plan for continued compliance. The success of this plan is contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which includes increased revenues and reduced operating losses and/or additional equity funding. If such funding is not provided (by Kamkorp or other parties), the Company will not be able to maintain the required $2,000,000 of net tangible assets. Additionally, on February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive trade dates and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 calendar days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive trading days to satisfy the requirement. This requirement was met on or about February 18, 1999.

As of March 31, 1999, the Company's net tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and has advised Nasdaq of that fact. The failure to maintain net tangible assets in excess of Nasdaq minimum levels has resulted in part from the failure of the Company to complete battery orders with EIL and others, resulting in larger than expected net losses, and in part from the fact that Kamkorp did not make the anticipated purchases of Company Common Stock as of March 31, 1999. Kamkorp had advised the Company it would make the required equity investment by that date based on Kamkorp's belief that it would by then have received a purchase order and downpayment from EIL. EIL, in turn, was awaiting the receipt of a purchase order and downpayment from POEM, a Malaysian joint venture in which Kamkorp affiliates hold a significant minority interest. The battery order was not finalized in time to make the equity payment; in addition, the Company had not, at that date, provided Kamkorp with the necessary information for the determination of the minimum required additional equity investment. Since March
31, Kamkorp has provided approximately $200,000 in new equity funds. Kamkorp has advised the Company that it will provide additional equity funding sufficient to meet the Nasdaq minimum requirements on receipt of the anticipated purchase order and downpayment, through EIL, from POEM and of budget information from the Company sufficient to allow Kamkorp to determine the extent of funds required. Kamkorp expects that this will occur by the end of April 1999. As of March 31, 1999, Kamkorp is the owner of 4,500,000 shares or 49% of the Company's Common Stock and has the ability to obtain greater than 50% of the outstanding shares of Common Stock on a fully diluted basis and to ultimately have control of the Board of Directors. At this time, the consequences to the Company of the current non-compliance are unknown. Ordinarily, before, delisting, Nasdaq will allow the Company notice and an opportunity to present and carry out a plan for compliance. There can be no assurance that the Company will be able to meet the minimum listing requirements of Nasdaq and remain listed in the future. In the event that the Common Stock were no longer traded on the Nasdaq market, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specific disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that the investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stock may be reluctant to provided the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company were delisted from Nasdaq, it would likely be more difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at December 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his ending salary rate for the period of time that Mr. Sams remains unemployed, the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at December 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the
amount  or  range  of  potential  loss  should  the  outcome   be
unfavorable.

Management of the Company believes that inflation does not have a material effect on the Company's results of operations.

Item  7a.  Qualitative and Quantitative Disclosures About  Market
Risk.

The Company does not hold financial investments or instruments subject to market risk, therefore disclosures about market risk are not applicable.


Item 8.  Financial Statements and Supplementary Data.

See Item 14(a) for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.
None.


                            PART III

Item 10.  Directors and Executive Officers of Registrant.

Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, and is incorporated herein by reference.

Information with regard to the filing of reports of ownership and changes of ownership by the Company's directors, officers, and persons who beneficially own more than ten percent of a registered class of the Company equity securities is set forth under "ELECTION OF DIRECTORS - Section 16(a) Disclosure" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information with regard to executive compensation and pension or similar plans is set forth under "ELECTION OF DIRECTORS - Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, and is incorporated herein by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

Information with regard to security ownership of certain beneficial owners and management is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information with regard to certain transactions is set forth under "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "ELECTION OF DIRECTORS - Certain Relationships and Related Transaction" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, and is incorporated herein by reference.



                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)(1) The following financial statements of the Company are included in Item 8:
                                     Page
                                     No.

Balance Sheets -- December 31, 1998  F-3
and 1997

Statements of Operations -- For the
years ended
  December 31, 1998, 1997 and 1996   F-4

Statements of Shareholders' Equity
-- For the years ended
  December 31, 1998, 1997 and 1996   F-5

Statements of Cash flows -- For the
years ended
  December 31, 1998, 1997 and 1996   F-6

Notes to Financial Statements --     F-7
December 31, 1998

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

  4.4 Warrant (Stock Option Agreement No. W12-101) to purchase up to 20,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment of that certain Project Annex dated October 20, 1997 (filed as Exhibit 4.16 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  4.5 Warrant (Stock Option Agreement No. W12-102A) to purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997 (filed as Exhibit 4.17 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  4.6 Warrant (Stock Option Agreement No. W12-103A) to purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997 (filed as Exhibit 4.18 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  4.7 Warrant (Stock Option Agreement No. W12-102B) to purchase up to 60,000 shares of Electrosource, Inc. Common Stock, issued to Corning Incorporated dated May 29, 1998 for payment of that certain Project Annex dated October 20, 1997.

  4.8 Warrant (Stock Option Agreement No. W12-103B) to purchase up to 60,000 shares of Electrosource, Inc. Common Stock, issued to Corning Incorporated dated May 29, 1998 for payment of that certain Project Annex dated October 20, 1997.

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

  10.13 Sublease Agreement between Electrosource, Inc. and Merit Printing, Inc. dated February 24 1997 (filed as
         Exhibit 10.13 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.14 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc. dated August 17, 1993 (filed as Exhibit 10.42 to Electrosource Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

  10.15 Lease Agreement between William D. McMorris and Electrosource, Inc. dated May 29, 1998 (filed as
         Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.16 Amendment to Business Alliance and License Agreement dated November 1, 1995 between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit
         10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

  10.17 Stock Purchase Agreement together with the Asset and Technology License Agreement dated January 31, 1995 between BDM Technologies, Inc. and Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

  10.18 First Amendment to Asset and Technology License Agreement between BDM International, Inc. and Electrosource, Inc. dated December 18, 1997 (filed as
         Exhibit 10.17 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.19 Termination Agreement between Electrosource, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd. Dated March 6, 1996 (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

  10.20 Purchase Agreement between Quantum Energy Systems and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

  10.21 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.65 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

  10.22 Development Agreement and Agreement for Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated November 1, 1995 (filed as Exhibit 10.68 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

  10.23 Agreement for Aircraft Starting Battery Distribution between Electrosource, Inc. and Horizon Aviation, Inc. dated February 13, 1996 (filed as Exhibit 10.70 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

  10.24 Memorandum of Understanding between Electrosource, Inc. and Lockheed Martin Corporation dated March 15, 1996 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

  10.25 Letter of Agreement between Electrosource, Inc. and Ally Capital Corporated dated December 18, 1996 (filed as Exhibit 4.9 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

  10.26 Amendment dated January 20, 1997 to Letter of Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
         4.10 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

  10.27 Amendment dated April 10, 1997 to Letter Agreement between Electrosource, Inc. and Ally Capital Corporation dated December 18, 1996 (filed as Exhibit
         4.11 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

  10.28 Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as
         Exhibit 4.9 to Electrosource, Inc. Registration Statement [No. 333-25659] Form S-3 on April 23, 1997 and incorporated herein by reference).

  10.29 Amendment Number One to Stock Purchase Warrant dated August 18, 1998, issued under Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.30 Note Purchase and Option Agreement for $4 million dated March 27, 1997 between Electrosource, Inc. and Corning Incorporated (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

  10.31 5% Convertible Promissory Note for $100,000 dated September 27, 1997 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March 27, 1997 (filed as Exhibit 10.31 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.32 5% Convertible Promissory Note for $102,500 dated March 27, 1998 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March 27, 1997 and Promissory Note dated September 27, 1997 (filed as
         Exhibit 10.32 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.33 Amendment No. 1 dated December 22, 1997 to Stock Option Agreement dated March 27, 1997 between Corning Incorporated and Electrosource, Inc. (filed as Exhibit
         10.33 to Electrosource, Inc. Annual Report on Form 1o-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.34  Research and Development Umbrella Agreement dated July
         1, 1997 between Corning Incorporated and
         Electrosource, Inc. (filed as Exhibit 10.34 to
         Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.35 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in Exhibit 1, Project Proposal, Physical and Chemical Description of Battery Electrode "Moss." (filed as Exhibit 10.35 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.36 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in Exhibit 1, Project Proposal, Engineering Resources (filed as
         Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.37 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in Exhibit 1, Project Proposal, Characterization of Electrode Materials and Collector Grid Materials (filed as
         Exhibit 10.37 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.38 Note Purchase Agreement for $2 million dated December 19, 1997 between Electrosource, Inc. and Corning Incorporated (filed as Exhibit 10.39 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.39 Agreement dated May 29, 1998 between Corning Incorporated and Electrosource, Inc. terminating the Note Purchase and Option Agreement dated March 27, 1997, the Note Purchase Agreement dated December 19, 1997 and the Research and Development Umbrella agreement dated July 1, 1997 (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.40 Amendment dated June 15, 1998 to May 29, 1998 Agreement terminating Notes between Corning Incorporated and Electrosource, Inc. for a one-day extension for payment (filed as Exhibit 10.3 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.41  Stock Purchase Agreement dated June 2, 1998 between
         Kamkorp and Electrosource, Inc. (filed as Exhibit 4.1
         to Electrosource, Inc. Form 8-K dated June 11, 1998 and incorporated herein by reference).

  10.42 Registration Rights Agreement dated June 2, 1998 between Kamkorp and Electrosource, Inc. (filed as
         Exhibit 4.2 to Electrosource, Inc. Form 8-K dated June
         11, 1998 and incorporated herein by reference).

  10.43 Severance Agreement between officers/key employees and Electrosource, Inc. dated August 25, 1997 (filed as
         Exhibit 10.38 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.44 Form of Severance Agreement between officers/key employees and Electrosource, Inc. dated May 18, 1998 (filed as Exhibit 10.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.45 Purchase Order for Horizon Batteries Pack Development Program between Fiat Auto and Electrosource, Inc. dated September 30, 1996 (filed as Exhibit 10.40 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.46 Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc. (filed as Exhibit 10.41 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.47 Summary Contract Amendment Terms dated November 12, 1997 for Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc. (filed as Exhibit 10.42 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.48 Severance Agreement between James M. Rosel and Electrosource, Inc. effective August 31, 1998 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.49  Purchase Order Number ES1001 between Electrosource
         International and Electrosource, Inc. dated June 15,
         1998 for 5,800 batteries.

  10.50  Purchase Order Number ES1002 (amendment to Purchase
         Order Number ES1001) between Electrosource
         International and Electrosource, Inc. dated March 3,
         1999.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

  10.51  Form of Director Indemnification Agreement (filed as
         Exhibit 10.8 to Electrosource, Inc., Annual Report on
         Form 10-K for the period ended December 31, 1987 and incorporated herein by reference).

  10.52 Director Indemnification Agreement dated January 16, 1992 between Electrosource, Inc. and Charles Mathews (filed as Exhibit 10.26 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

  10.53 Director Indemnification Agreement dated November 4, 1992, between Electrosource, Inc. and Thomas S. Wilson (filed as Exhibit 10.41 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

  10.54  Director Indemnification Agreement dated September 1,
         1993 between Electrosource, Inc. and Dr. Norman
         Hackerman (filed as Exhibit 10.57 to Electrosource, Inc.
         Annual Report on Form 10-K for the period ended December
         31, 1993 and incorporated herein by reference).

  10.55 Director Indemnification Agreement dated June 23, 1994 between Electrosource, Inc. and Michael G. Semmens (filed as Exhibit 10.72 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

  10.56 Director Indemnification Agreement dated November 2, 1994 between Electrosource, Inc. and Richard S. Williamson (filed as Exhibit 10.73 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

  10.57 Director Indemnification Agreement dated June 22, 1995 between Electrosource, Inc. and Nathan Morton (filed as
         Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.58 Director Indemnification Agreement dated June 22, 1995 between Electrosource, Inc. and William R. Graham (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.59 Director Indemnification Agreement dated March 3, 1997 between Electrosource, Inc. and Richard E. Balzhiser (filed as Exhibit 10.51 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.60 Director Indemnification Agreement dated August 26, 1997 between Electrosource, Inc. and Earl E. Gjelde (filed as
         Exhibit 10.52 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

  10.61 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Kamal Siddiqi (files as
         Exhibit 10.5 to Electrosource, Inc. Quarterly Report on
         Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference).

  10.62 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Clifford Winkless (filed as Exhibit 10.6 to Electrosource, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference).

  10.63 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Roger Musson (filed as
         Exhibit 10.7 to Electrosource, Inc. Quarterly Report on
         Form 10-Q for the period ended June 30, 1998).

  10.64  Director Indemnification Agreement dated December 23,
         1998 between Electrosource, Inc. and William F. Griffin.

  10.65  Director Indemnification Agreement dated December 23,
         1998 between Electrosource, Inc. and James M. Rosel.

  10.66  1987 Stock Option Plan of Electrosource, Inc. (filed as
         Annex A, pages 44 to 48 of Electrosource, Inc.
         Information Statement filed October 16, 1987 and incorporated herein by reference).

  10.67  Amendment No. 1 to 1987 Stock Option Plan of
         Electrosource, Inc. dated February 19, 1992 (filed as
         Exhibit 4.3 to Electrosource, Inc. Registration
         Statement [No. 33-49049] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

  10.68  Amendment No. 2 to 1987 Stock Option Plan of
         Electrosource, Inc. (filed as Exhibit 10.36 to
         Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

  10.69  1988 Non-Employee Director Option Plan of Electrosource,
         Inc. (filed as Exhibit 4.2 to Electrosource, Inc.
         Registration Statement [No. 33-22223] on Form S-8 filed
         June 7, 1988 and incorporated herein by reference).

  10.70 Amendment No. 1 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.3 to Electrosource, Inc. Registration Statement [No. 33-35856] on Form S-8 filed July 12, 1990 and incorporated herein by reference).

  10.71 Amendment No. 2 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-49042] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

  10.72 Amendment No. 3 to 1988 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-64108] on Form S-8 filed June 9, 1993 and incorporated herein by reference).

  10.73  1993 Non-Employee Consultant Stock Option Plan for
         Electrosource, Inc. (filed as Exhibit 4.2 to
         Electrosource, Inc. Registration Statement [No. 33-
         65386] on Form S-8 filed June 30, 1993 and incorporated herein by reference).

  10.74  1994 Stock Option Plan of Electrosource, Inc. (filed as
         Exhibit 10.4 to Electrosource, Inc. Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.75  1996 Stock Option Plan for Electrosource, Inc. (filed as
         Exhibit 4.2 to Registration Statement [No. 333-31101] on
         Form S-8  and incorporated herein by reference).

  24.1   Consent of Ernst & Young LLP

  27.    Financial Data Schedule


(b)       Reports on Form 8-K.

          Reports on Form 8-K filed during the quarter ended
          December 31, 1998 were:

               December 11, 1998, Announcement of
          resignation of President, CEO and Chairman.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELECTROSOURCE, INC.


                                   By:   /s/
Date:  April 13, 1999                    William F. Griffin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title          Date


          /s/                    Chairman,           April 13, 1999
                                 President and
William F. Griffin               Chief Executive
                                 Officer


                                 Director            April ___, 1999
Richard E. Balzhiser


                                 Director            April ___, 1999
Norman Hackerman



         /s/                     Director            April 12, 1999
Nathan P. Morton


        /s/                      Director            April 13, 1999
Roger G. Musson


        /s/                      Director            April 12, 1999
James Rosel


       /s/                       Director            April 13, 1999

Kamal Siddiqi


       /s/                       Director            April 13, 1999
Clifford G. Winkless


       /s/                       Chief Financial     April 13, 1999
                                 Officer
Mary Beth Koenig


                        ELECTROSOURCE, INC.

                   Audited Financial Statements



                         December 31, 1998



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



                  REPORT OF INDEPENDENT AUDITORS






Shareholders and Board of Directors
Electrosource, Inc.


We have audited the accompanying balance sheets of Electrosource, Inc., as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note O, the Company has incurred recurring operating losses, has a working capital deficit and revenues have not resulted in sufficient cash flow to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                              /s/  Ernst & Young LLP


Austin, Texas
March 5, 1999, except for Note O,
  as to which the date is April 12, 1999

                        ELECTROSOURCE, INC.
                          Balance Sheets

                                              December 31
                                        1998         1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $  207,246   $   782,918
  Trade receivables                        109,520       408,230
  Inventories                              350,464       322,289
  Prepaid expenses and other assets         29,938       376,757
TOTAL CURRENT ASSETS                       697,168     1,890,194

PROPERTY AND EQUIPMENT, Net              3,462,157     4,164,459

INTANGIBLE ASSETS
  Technology license agreement           3,048,674     3,048,674
  Purchased technology                           -     2,412,886
  Less: accumulated amortization        (2,046,397)   (3,600,213)
NET INTANGIBLE ASSETS                    1,002,277     1,861,347
RESTRICTED CASH                                  -        81,604
OTHER ASSETS                                55,500         8,500
TOTAL ASSETS                           $ 5,217,102   $ 8,006,104

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $  948,528    $  518,808
  Accrued liabilities                    1,308,346     1,668,718
  Deferred revenue and advance
   payments on batteries                   649,893       432,599
  Current portion of capital lease
   obligations                              77,006        72,685
  Convertible notes payable                      -       871,920
TOTAL CURRENT LIABILITIES                2,983,773     3,564,730

CONVERTIBLE NOTES PAYABLE (less
 current portion)                                -     2,800,554
CAPITAL LEASE OBLIGATIONS (less
 current portion)                           71,512       148,518

COMMITMENTS AND CONTINGENCIES (Notes
H, I and O)
SHAREHOLDERS' EQUITY
 Common Stock, par value $1.00 per
  share, authorized 50,000,000 shares;
  issued and outstanding 8,434,531 in
  1998 and 4,534,531 in 1997             8,434,531     4,534,531
 Preferred Stock, par value $1.00 per
  share; authorized 10,000,000 shares,
  no shares issued or outstanding                -             -
 Common Stock subscription receivable     (467,663)     (467,663)
 Warrants (Note J)                               -             -
 Paid in capital                        51,446,508    51,146,508
 Accumulated deficit                   (57,251,559)  (53,721,074)
                                         2,161,817     1,492,302

TOTAL  LIABILITIES  AND  SHAREHOLDERS'
EQUITY                                $  5,217,102  $  8,006,104


See notes to financial statements.


                        ELECTROSOURCE, INC.
                     Statements of Operations

                             For the years ended December 31,
                            1998         1997         1996

REVENUES
  Battery sales             $  593,864   $  914,901   $  822,698
  Battery sales - EIL          360,850            -            -
  Project revenue              735,719    2,233,923      295,015
  Cancellation fee             656,100            -            -
  Capacity maintenance
   revenue                           -            -    2,365,535
  Interest income               33,218       94,849       79,263
                             2,379,751    3,243,673    3,562,511

COSTS AND EXPENSES
  Manufacturing              3,564,176    3,448,677    3,661,320
  Selling, general and
   administrative            1,913,128    2,468,778    3,108,909
  Research and development   1,803,632    2,490,677    1,450,658
  Technology license and
   royalties                   100,000      110,000      111,271
  Depreciation and
   amortization              1,699,305    1,915,942    2,042,007
  Interest expense             362,040      453,506      487,717
  Loss on payment of
   capital lease                     -      189,316            -
  Loss on disposal of
   equipment                         -            -      525,497
                             9,442,281   11,076,896   11,387,379
LOSS BEFORE INCOME TAXES    (7,062,530)  (7,833,223)  (7,824,868)

INCOME TAX BENEFIT           1,200,895            -            -
LOSS BEFORE EXTRAORDINARY
 GAIN                       (5,861,635)  (7,823,223)  (7,824,868)
EXTRAORDINARY GAIN FROM
 EARLY EXTINGUISHMENT OF
 DEBT, NET OF TAX OF
 $1,200,895 (NOTE F)         2,331,150            -            -

NET LOSS                   $(3,530,485) $(7,833,223) $(7,824,868)

BASIC (AND DILUTED) LOSS
 PER SHARE - CONTINUING
 OPERATIONS                $     (0.95) $     (1.91)  $     (2.13)
BASIC (AND DILUTED) LOSS
 PER SHARE                 $     (0.57) $     (1.91)  $     (2.13)

AVERAGE SHARES OUTSTANDING   6,180,010    4,106,695     3,667,776

See notes to financial statements.


                        ELECTROSOURCE, INC.
                Statements of Shareholders' Equity

                                               Common
                                               Stock                  Total
                          Common    Paid In    Subscrip   Accumu-     Share-
                           Stock    Capital    tions      lated       holders'
                                               Receivable Deficit     Equity

Balance at January 1,
 1996                $3,013,782 $36,289,050         -  $(38,062,983) $1,239,849

Shares issued in
 Regulation S
 offerings              292,084   2,254,908         -             -   2,546,992
Conversion of
 Convertible Notes
 Payable                484,828   6,176,048         -             -   6,660,876
Conversion discount
 on Convertible
 Notes Payable                -     141,750         -             -     141,750
Reverse Split -
 Fractional Shares
 (One-for-Ten)            1,353      (1,353)        -             -           -
Shares issued for
 Technology License      56,665     872,665         -             -     929,330
Shares issued for
 consulting services      6,000      58,800         -             -      64,800
Shares issued for
 equipment                3,200      14,800         -             -      18,000
Stock options issued
 for consulting
 services                     -      70,000         -             -      70,000
Net loss for year
 ended December 31,
 1996                         -           -         -    (7,824,868) (7,824,868)
Balance at December
 31, 1996             3,857,912  45,876,668         -   (45,887,851)  3,846,729

Shares issued in
 Regulation D offering  109,397     545,453         -             -     654,850
Shares issued for
 Technology license      76,668   1,172,016         -             -   1,248,684
Shares issued for
 capital lease
 obligations and
 equipment purchases    127,500     708,945         -             -     836,445
Shares issued for
 operating lease        299,304     467,663  (467,663)            -     299,304
Shares issued for
 consulting services      6,000      58,800         -             -      64,800
Exercises of stock
 options and warrants    57,750     246,383         -             -     304,133
Stock options issued for
 technical and
 consulting services          -     480,000         -             -     480,000
Stock options issued in
 conjunction with
 Convertible Notes
 Payable                      -   1,590,580         -             -   1,590,580
Net loss for year ended
 December 31, 1997            -           -         -    (7,833,223) (7,833,223)
Balance at December 31,
 1997                 4,534,531  51,146,508  (467,663)  (53,721,074)  1,492,302

Shares issued to
 Kamkorp (Note G)     3,900,000           -         -             -   3,900,000
Stock options issued
 for technical and
 consulting services          -     300,000         -             -     300,000
Net loss and compre-
 hensive income for
 year ended December
 31, 1998                     -           -         -    (3,530,485) (3,530,485)
Balance at December
 31, 1998            $8,434,531 $51,446,508 $(467,663) $(57,251,559) $2,161,817

See notes to financial statements.

                        ELECTROSOURCE, INC.
                     Statements of Cash Flows


                                         1998          1997          1996
OPERATING ACTIVITIES
Net loss                        $(3,530,485)  $(7,833,223)  $(7,824,868)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Equity instruments issued
   for consulting services            300,000       544,800       134,800
  Depreciation of property,
   plant and equipment                788,945       922,822     1,048,887
  Amortization of intangible
   assets                             859,070       993,120       993,120
  Amortization of prepaid
   lease expense                      299,304             -             -
  Extraordinary gain from early
   extinguishment of debt, net
   of tax                          (2,331,150)            -             -
  Amortization of discounts on
   convertible notes payable
   and deferred financing costs       169,569       188,728        48,349
  Interest expense paid in
   convertible notes payable
   or common stock                    193,002       100,000       105,103
  Non-cash interest expense
   (conversion discount)                    -             -       141,750
  Loss on payment of capital
   lease                                    -       189,316             -
  Loss on disposal of equipment             -             -       575,497
  Deferred tax benefit             (1,200,895)            -             -
Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   receivables                        298,710      (160,599)      288,118
  (Increase) decrease in
   inventories                        (28,175)      (73,054)      155,520
  (Increase) decrease in
   prepaid expenses and
   other assets                        (2,485)       86,865        80,814
  Increase (decrease) in accounts
   payable and accrued liabilities     69,348       378,934      (234,813)
  Increase (decrease) in deferred
   revenue and advance payments on    217,294      (724,429)    1,157,028
CASH USED IN OPERATING ACTIVITIES  (3,897,948)   (5,386,720)   (3,330,695)

INVESTING ACTIVITIES
  Purchases of property and
   equipment, net                     (86,643)     (134,458)     (384,069)
CASH USED IN INVESTING ACTIVITIES     (86,643)     (134,458)     (384,069)

FINANCING ACTIVITIES
 Proceeds from issuances of
  convertible notes payable and
  warrants to purchase Common
  Stock                             1,000,000     5,000,000             -
 Payment of notes payable and
  capital lease obligations        (1,572,685)     (685,968)     (547,399)
 Proceeds from issuances of
  common stock, net                 3,900,000       958,983     2,546,992
 Decrease in restricted cash           81,604       663,220             -
CASH PROVIDED BY FINANCING
 ACTIVITIES                         3,408,919     5,936,235     1,999,593

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                    (575,672)      415,057    (1,715,171)

Cash and cash equivalents at
 beginning of period                  782,918       367,861     2,083,032

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $  207,246    $  782,918   $   367,861

See notes to financial statements.


                  NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS
ELECTROSOURCE, INC.
December 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Electrosource, Inc. (the "Company") was incorporated as a Delaware corporation on June 3, 1987. The Company designs and manufactures advanced lead-acid batteries for use in motive power and starting applications. The majority of revenue recognized through December 31, 1998, has been derived from the development and sales of batteries for electric vehicles and hybrid electric vehicles to automotive manufacturers in the United States, Malaysia, Italy and Switzerland.

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

Technology License Agreement and Purchased Technology: The Company has been assigned all license rights relating to coextruded wire by the original licensee (See Note D.) The cost of this license is being amortized over the legal life of the patents on the technology (17 years). The patents expire beginning in 2004. On November 1, 1995, the Company obtained intellectual property rights (purchased technology) developed under a Research and Development Agreement (See Note D.) The cost of this purchased technology was fully amortized in 1998. On an ongoing basis, the Company reviews the valuation and amortization of its intangibles, taking into consideration any events or circumstances which might have diminished their value.

Project Revenue: Projects are accounted for under the percentage of completion method, wherein revenue is recognized based on cumulative costs incurred and the estimated cost to complete as such relates to total contract price. All costs are expensed as incurred and losses on contracts are estimated and recognized when it becomes apparent a loss is to be incurred. Certain projects are billed quarterly or upon the completion of contract milestones.

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

Business Segments: The Company is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. Accordingly, the Company considers itself to be in one operating segment.

Comprehensive Income: In 1997 the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company adopted SFAS 130 effective January 1, 1998, but did not have any comprehensive income as defined in SFAS 130 during 1998, 1997 or 1996.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE B - INVENTORIES

                                        1998        1997
      Raw materials                   $147,235     $172,469
      Work in progress                  61,499       79,774
      Finished goods                   141,730
                                                     70,046
                                      $350,464     $322,289


NOTE C - PROPERTY AND EQUIPMENT

                                         1998        1997
      Office equipment               $  801,610   $  785,529

      Production and lab equipment    5,388,291    5,317,729
      Leasehold improvements          1,301,018    1,301,018
                                      7,490,919    7,404,276
      Less - accumulated
       depreciation and amortization (4,028,762)  (3,239,817)
      Total Property and Equipment   $3,462,157   $4,164,459


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

Purchased Technology
In November, 1995, the Company completed a research and development agreement with the Electric Power Research Institute ("EPRI"). In accordance with the terms of a November 1995 amendment to the agreement, the Company issued 215,800 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties at the rate of one-tenth of one percent on the Company's sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.


NOTE E - ACCRUED LIABILITIES

                                      1998         1997

      Payroll and related items   $  111,174    $  336,461

      Due to BDM (Note H)            722,774       614,875

      Other                          474,398       717,382
                                  $1,308,346    $1,668,718


NOTE F - CONVERTIBLE NOTES PAYABLE

In June 1998, in conjunction with the terms of a Stock Purchase Agreement ("Agreement") with Kamkorp Limited ("Kamkorp"), a company organized in England, the Company executed a separate agreement with Corning Incorporated ("Corning") to retire the full $6,293,002 in outstanding Convertible Notes Payable and accrued interest owed to Corning, in exchange for $1,500,000 in cash. The transaction was completed on June 16, 1998. The Convertible Notes Payable and accrued interest had a carrying amount of $5,032,045 (after unamortized discount of $1,260,957), resulting in an extraordinary gain from the early extinguishment of debt of $2,331,150, net of tax of $1,200,895. Basic and diluted earnings per share for the extraordinary gain from the early extinguishment of debt were $0.38 for the year ended December 31, 1998. The $1,500,000 was provided to the Company by Kamkorp from the sale of 1,500,000 shares of Common Stock under the terms of the Agreement (See Note G).

Cash interest paid by the Company was approximately $22,000, $128,000 and $241,000 in 1998, 1997 and 1996, respectively.


NOTE G - COMMON STOCK AND CHANGE IN CONTROL

In June 1998, the Company entered into an Agreement with Kamkorp, for up to $6,000,000 of equity funding. The Agreement was structured with the intent of providing additional equity capital combined with battery orders for use in electric vehicles, neighborhood electric vehicles and other applications. The Agreement requires Kamkorp to purchase an aggregate of 6,000,000 shares of the Company's Common Stock for cash at $1.00 per share and grants Kamkorp an option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00 per share for cash or, with the agreement of the Company, for services. Under the terms of the Agreement, Kamkorp purchased 1,200,000 shares of the Company's Common Stock at $1.00 per share at closing on June 2, 1998. On June 16, 1998, Kamkorp purchased an additional 1,500,000 shares of the Company's Common Stock for $1,500,000. The proceeds from the June 16, 1998 sale were used to retire all Convertible Notes Payable and accrued interest owed to Corning (See Note F). An additional $1,200,000 of the Company's Common stock was purchased during September through December 1998 at $1.00 per share. Such payments were generally past due. The Agreement requires, subject to certain conditions precedent, that Kamkorp purchase up to an additional $2,100,000 of the Company's Common Stock at $1.00 per share at a minimum of $300,000 per month through July 1999. Kamkorp management has stated that the remaining and future purchases of Common Stock (more or less than those defined in the Agreement) will be made in the amount and timeframe they deem necessary to sustain the Company's operations and execute the approved business plan approved by Kamkorp rather than as defined in the schedule set forth in the Agreement (See Note O).

In accordance with the terms of the Agreement, Kamkorp is entitled to a number of representatives on the Company's Board of Directors equal to at least one-third of the members of the Board. On June 2, 1998, Kamkorp nominated, and the Company's Board appointed, three (3) directors to the Board. At December 31, 1998, the three directors nominated by Kamkorp comprised 37.5% of the eight-member Board of Directors. As of December 31, 1998, Kamkorp held 46% of the Company's Common Stock and has the ability to obtain greater than 50% of the outstanding Common Stock of the Company on a fully-diluted basis under the terms of the Agreement and to ultimately have control of the Company's Board of Directors. Additionally, the Company must obtain express approval of Kamkorp for all important management policies and decisions, which include the following:

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

As of December 31, 1998, Kamkorp is the record owner of 3,900,000 shares or 46% of the Company's 8,434,531 outstanding shares of Common Stock and, including options to purchase Common Stock, the beneficial owner of 9,000,000 shares or 66.5% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares). The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares. Kamkorp has not yet requested registration.

During 1998, the Company received a non-cancelable purchase order and a $507,500 down payment for 5,800 batteries for delivery during the second half of 1998 from Electrosource International Limited ("EIL"), a newly- formed distribution company 100% owned by Kamkorp. EIL, in turn, received a purchase order for 5,800 batteries from Perusahaan Otomobil Elektrik (Malaysia) Sdn. Bhd. ("POEM"), an emerging Malaysian joint venture company in which Kamkorp affiliates hold a significant minority interest, engaged in the production of electric vehicles developed by companies within the Kamkorp group. The number of electric vehicles produced and sold by POEM to date have been less than anticipated. The electric vehicle market is an emerging market and sales to date have taken longer than expected to negotiate and finalize.

As of December 31, 1998, Electrosource has delivered 2,062 batteries under the purchase order. There have been no deliveries to EIL under the 5,800 battery purchase order in January, February or March 1999. Kamkorp management has stated that they believe deliveries under this order or another purchase order will commence early in the second quarter of 1999. Even though the economic environment throughout Asia has recently improved, it remains uncertain and could adversely affect sales of electric vehicles by POEM. Kamkorp management has stated their belief that sales in Asia will continue to grow in addition to non-Asian sales of vehicles. The Company has not obtained independent information regarding such sales prospects and there is no assurance that the sales will grow materialize as Kamkorp anticipates. The possibility of additional orders is tied to the sale of vehicles throughout the world in emerging markets. The Company anticipates that companies within the Kamkorp group may place additional orders for battery deliveries in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, those companies.



During February 1999, EIL and Electrosource management renegotiated the payment terms for the 5,800 battery order. Advance payments received from EIL were used to settle all outstanding invoices for batteries previously delivered. Approximately $40,000 of funds remaining from the advance payments will be applied to future deliveries under the 5,800 battery purchase order or for various services which may be performed by Electrosource at the request of EIL. Kamkorp is not obligated to purchase batteries under this order in a specified timeframe.


NOTE H - LEASE AND OTHER COMMITMENTS

The Company leases various plant and office facilities, and production, office and warehouse equipment under operating and capital leases expiring between 1999 and 2003. Future minimum annual rentals under lease arrangements at December 31, 1998 are as follows:


   Fiscal Year                  Capital           Operating
                                Leases            Leases
            1999                $ 90,576          $  471,070
            2000                  75,480             400,934
            2001                     -               365,000
            2002                     -               420,000
            2003                     -               385,000
             Thereafter              -                 -
                                 166,056          $2,042,004
   Less imputed interest         (17,538)
   Present value of             $148,518
   capital lease
   obligations


The Company's monthly rental rate on its 88,000 square foot facility is approximately $30,000 per month, escalating to $35,000 per month in 2001. The lease expires in November 2003.

Rental expense for operating leases for the years ended December
31, 1998, 1997 and 1996 was approximately $905,000, $898,000 and
$824,000, respectively.  Sublease rental income of approximately
$189,000 and $119,000 was received in 1998 and 1997,
respectively.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM Technologies, Inc. ("BDM") (now part of TRW) as partial payment for past obligations owed to BDM for occupancy related costs ($314,875, which the Company had accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM ($452,092). The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to accept a minimum of $1.00 per share or $299,304 for the shares issued.
BDM will retain any overage from the sale of such shares in excess of the obligations. The Company recorded the shares issued to BDM at fair market value on the date of the agreement ($766,967) and recorded a subscription receivable for the difference between the fair market value of the shares and the minimum value for such shares accepted by BDM which will be recorded as permanent equity upon final determination of the number of shares to be issued. The Company's market price has been below $2.56 per share for most of 1998. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.



NOTE I - CONTINGENCIES

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement.
HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at December 31, 1998 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company is also involved in certain other contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.

Trade receivables are composed of balances due from a limited customer base. Although the Company has a concentration of credit risk related to the industries in which its customers participate and to the limited number of customers comprising the trade receivable balance, the Company has not experienced significant collection losses from these respective customers.

Activity in the Company's allowance for doubtful accounts was as follows:


                         Additions
                         Balance   Charged   Charged   Write-    Balance
                         at        to Costs  to        Off of    at End
  Description            Beginning and       Other     Uncollec  of
                         of        Expense   Accounts  tible     Period
                         Period                        Accounts

  Year ended December    - 0 -    - 0 -       - 0 -    - 0 -     - 0 -
  31, 1998

  Year ended December    $15,599 ($15,599)    - 0 -    - 0 -     - 0 -
  31, 1997

  Year ended December    $36,223  $15,599     - 0 -  $(36,223)  $15,599
  31, 1996




NOTE J - SHAREHOLDERS' EQUITY

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

In 1997, the Company sold 109,397 shares of Common Stock
(combined with warrants to purchase Common Stock at prices ranging from $5.25 to $7.56 per share) for net proceeds of approximately $655,000. During 1998, the warrants were repriced to $2.56 per share.

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

The Company has one stock option plan, the 1996 Stock Option Plan ("1996 Plan"), which received shareholder approval in 1997, authorizing 960,000 shares. The 1996 Plan provides for the grant/award of options to employees, directors and consultants at the discretion of the Compensation/Stock Option Committee to purchase shares of the Company's Common Stock at a price not less than 100% of the market price of such stock on the date the option is granted. These options generally become exercisable in three stages in equal portions at six months, eighteen months and thirty months after the date of grant and expire up to ten years from the date of grant.

In August 1998, the Board of Directors approved the repricing of all employee stock options effective on that date. Accordingly, 461,833 employee stock options with exercise prices ranging from $5.28 to $37.50 per share were repriced to an exercise price of $1.56 per share, the fair value of the Company's Common Stock on that date. The repricing had no impact on vesting schedules. Director and consultant stock options were not repriced.

Pro forma information regarding net loss and loss per share is required by FASB Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 5.3% and 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.76, .80 and 1.0; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                1998         1997        1996

Pro forma stock-based
 compensation expense       $  873,222   $1,320,661   $  716,989
Pro forma net loss           4,403,707    9,153,884    8,541,857
Pro forma loss per share          0.71         2.23         2.33

The effects of applying Statement No. 123 for pro forma disclosures are not necessarily indicative of future amounts due to the prospective adoption of FASB Statement No. 123's effects on reported net income for future years.

A summary of changes in common stock options during 1996, 1997 and 1998 is as follows:

                                   Range of          Weighted-
                         Shares    Exercise          Average
                                   Prices ($)        Exercise
                                                     Price ($)

Options outstanding      237,935   10.60 - 46.25     28.65
January 1, 1996
     Granted             596,676    5.28 - 37.50     13.73
     Exercised                 -         -               -
     Surrendered        (338,846)   5.28 - 46.25     23.62
Options outstanding      495,765    5.28 - 37.50     14.13
December 31, 1996
     Granted             298,131    2.94 -  7.75      6.79
     Exercised           (31,500)           5.28      5.28
     Surrendered         (28,100)   5.28 - 35.00      9.50
Options outstanding      734,296    2.94 - 37.50     11.71
December 31, 1997
     Granted             603,418    1.00 -  2.50      1.51
     Exercised                 -         -               -
     Surrendered        (648,037)   1.56 - 37.50     10.82
Options outstanding      689,677    1.00 - 37.50      3.62
December 31, 1998
Options exercisable,
December 31,
     1996                181,880    5.28 - 37.50    21.80
     1997                525,145    2.94 - 37.50    13.37
     1998                210,844    1.00 - 37.50     8.33

The weighted-average fair value of options granted during 1998, 1997 and 1996 was $1.42, $4.60 and $4.49 per share, respectively.

A summary of option information by exercise price as of December
31, 1998 follows:

             Total Options Outstanding                 Currently
                                                       Exercisable
                         Weighted   Weighted-
                Number   Average    Average      Number    Weighted-
Exercise        of       Exercise   Remaining    of        Average
Price ($)       Options  Price      Contractual  Options   of Exercise
                                    Life                   Price
                                    Price
 1.00 -  1.31   63,350   $ 1.01      9.56        46,350    $  1.00
 1.56          461,833     1.56      8.32             -          -
 1.62 -  6.69  117,893     5.48      8.14       117,893       5.48
 6.75 - 27.50   35,601    18.70      7.98        35,601      18.70
35.00            5,500    35.00      7.83         5,500      35.00
37.50            5,500    37.50      7.83         5,500      37.50
 1.00 - 37.50  689,677   $ 3.62      8.38       210,844    $  8.33

Warrants

The Company has issued numerous warrants associated with various debt and equity financings and other agreements with varying expiration dates through 2005.

The Company entered into a technical development agreement with Corning in September 1997 to jointly improve the Company's products, production processes and automation. The Company paid Corning for such services by issuing warrants at agreed upon values and exercise prices. The Company expensed the warrants issued in 1998 and 1997 at their estimated fair value of approximately $300,000 and $400,000, respectively. The technical development agreement was terminated in 1998.

The following table represents a summary of warrant activity for the three years ended December 31, 1998:

                                 Warrants     Price Per
                                              Warrant ($)

      Warrants outstanding       394,423      15.30 - 55.00
           January 1, 1996
           Issued, Exercised or      -              -
      Expired
      Warrants outstanding       394,423      15.30 - 55.00
      December 31, 1996
           Issued              1,277,383       4.00 -  9.00
           Exercised             (26,250)      5.25
           Expired               (56,499)     16.13 - 55.00
      Warrants outstanding     1,589,057       4.00 - 50.00
           December 31, 1997
           Issued                120,000       7.12
           Exercised                   -            -
           Expired              (300,000)     30.00 - 40.00
      Warrants outstanding     1,409,057       4.00 - 50.00
            December 31, 1998

Reserved Shares
At December 31, 1998, shares of the Company's Common Stock were reserved as follows for issuance under:

      Stock option plans                928,500
      Exercise of warrants            1,409,057
      Stock Purchase Agreement (Note  5,100,000
      G)
      BDM Agreement (Note H)            767,663
                                      8,205,220


NOTE K - REVENUE

Project
Project revenue generated during 1998 was from the Defense Advanced Research Projects Agency ("DARPA"), a commercial customer that requests confidentiality, SMH Automobile S.A. ("SMH"), and the Department of Energy ("DOE") for the development and/or evaluation of batteries for hybrid vehicle and electric vehicle applications. All projects were for lead-acid batteries with the exception of the DOE program in which the Company is working on a lithium polymer which may eventually be used in batteries for a wide variety of applications.

During 1996 and 1997, the Company generated project revenue of approximately $115,000 and $645,000, respectively, from Chrysler Corporation ("Chrysler") for various environmental and other tests performed on the Horizon battery. The majority of remaining project revenue generated in 1997 (approximately 65%) was from SMH, DARPA and Fiat Auto for the development and/or evaluation of batteries for hybrid and electric vehicle applications.

SMH is located in Switzerland, DARPA and DOE in the United States and Fiat Auto in Italy.
Batteries
Approximately 38% of the Company's 1998 battery sales were to EIL. The Company is economically dependent on Kamkorp and its affiliates (See Notes G and O). Approximately 30%, 56% and 50% of the Company's 1998, 1997 and 1996 battery sales, respectively, were to Chrysler. In December 1997, Chrysler announced its decision to use nickel-metal-hydride batteries made by a competitor in its EPIC Minivan. Accordingly, Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain.

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

Cancellation Fee
During 1998, the Company received a $1,104,275 purchase order from Chrysler, which replaced an earlier purchase order for $1,400,000. The $1,104,275 purchase order was paid in full in 1998. Chrysler designated $656,100 of the purchase order as a cancellation fee from the previous order and $448,175 for batteries to be delivered in the future. During 1998, the Company recorded $656,100 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. Approximately $300,000 of the battery revenue remains deferred at December 31, 1998 (a portion of the batteries were delivered in 1998) and will be recognized upon shipment of the batteries.

During 1998, 1997 and 1996, the Company earned revenue of approximately $360,000, $1,100,000 and $208,000 (15%, 34% and 6%
of total revenue), respectively, from sales of batteries and project services to foreign customers. The majority of 1998 revenue from foreign customers was from EIL (See Note O). The majority of 1997 revenue from foreign customers was from SMH (Switzerland) and Fiat Auto (Italy).


NOTE L - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 1998 and 1997 are as follows:


                                      1998         1997
      Deferred Tax Assets:
       Net operating loss and other
       tax carry-forwards           $16,165,976   $14,784,032
      Book depreciation in excess
       of tax depreciation            2,158,793     1,925,827
      Inventory, accruals and
       other                            444,121      954,350
      Total deferred tax assets      18,768,890   17,664,209
      Less valuation allowance      (18,768,890) (17,664,209)
      Deferred tax assets, net     $          -  $         -


The significant component of the income tax benefit for the year ended December 31, 1998 was a deferred tax benefit of $1.2 million. The reconciliation of income tax provision (benefit) on continuing operations computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                        1998     1997      1996
      Income tax benefit at
       statutory U.S. federal
       income tax rate                (34.0%)  (34.0%)  (34.0%)
      Operating losses not benefited   17.0%    34.0%    34.0%
      Effective income tax rate       (17.0%)    0.0%     0.0%

The Company's valuation allowance increased by $1.1 million in 1998, primarily as a result of net operating losses which were generated but may not be realizable. At December 31, 1998, the Company had net operating loss carry forwards of approximately $46 million, which will expire from 2002 through 2018, research and development credits of approximately $400,000 and foreign tax credits of approximately $200,000 which expire beginning in 2002 and 1999, respectively. Ownership changes as defined in the Internal Revenue Code have resulted in severe limitations on the utilization of a significant portion of the Company's net operating loss and other tax carry forwards.


NOTE M - RELATED PARTY TRANSACTIONS

During 1995, the Company entered into agreements with a director of the Company for the development of certain machinery and materials as well as general consulting. The Company paid $32,000 and $103,000 under such agreements in 1997 and 1996, respectively. The Company may also purchase machinery developed in accordance with this agreement at its option for an additional fee. During 1997, the Company also began purchasing certain raw materials from the former director. The Company paid $44,000 and $65,000 for such materials during 1998 and 1997, respectively.
In addition, the Company has leased approximately 4,000 square feet in the former director's manufacturing facility for a monthly cost of $400 and has paid $4,800 annually under such agreement during 1997 and 1998.


NOTE N - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution plan covering all eligible employees. The Company matches twenty-five percent of a participant's voluntary contributions up to a maximum of four percent of a participant's compensation. The
Company's contribution expense was approximately $30,000, $33,000 and $18,000 in 1998, 1997 and 1996, respectively.


NOTE O - ABILITY TO CONTINUE AS A GOING CONCERN

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

On June 2, 1998, the Company entered into an Agreement with Kamkorp for up to $6,000,000 of equity funding for 6,000,000 Common Shares at $1.00 per share. As of December 31, 1998, Kamkorp has purchased 3,900,000 shares of the Company's Common Stock. The Agreement requires that Kamkorp purchase up to an additional 2,100,000 shares of Common Stock at $1.00 per share at a minimum rate of 300,000 shares per month through July 1999 (See Note G). Kamkorp's obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations.

From January 1 through March 19, 1999, Kamkorp purchased an additional 600,000 shares of Common Stock at $1.00 per share. Kamkorp management has stated that the remaining and future purchases of Common Stock (more or less than those defined in the Agreement) will be made in the amount and timeframe they deem necessary to sustain operations and execute the approved business plan approved by Kamkorp, rather than as defined in the schedule set forth in the Agreement. Payments to date have been made in amounts necessary to sustain the Company's operations, however, approximately meet the Company's payroll and rent obligations. 90% of projected 1999 battery sales in the approved business plan are to companies within the Kamkorp group and the portion of those sales initially expected to occur in the first quarter of 1999 did not occur. Although Kamkorp has provided substantial amounts of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided sufficient information to the Company to allow the Company to determine the financial ability of Kamkorp to make the remaining purchases of Company Common Stock. Additionally, approximately 90% of projected 1999 battery sales in the approved business plan are to companies within the Kamkorp group and the portion of those sales initially expected to occur in the first quarter of 1999 did not occur.

The Company received a non-cancelable purchase order for 5,800 batteries for delivery during the second half of 1998 from EIL. During July 1998, the Company received $507,500 as a down payment in accordance with the terms of this purchase order. As of December 31, 1998, 2,062 batteries have been delivered. There were no deliveries to EIL under the order in January, February or March 1999. At this time, Kamkorp is not obligated to purchase batteries under this order in a specified timeframe. Vehicles sales to date by POEM have been less than anticipated. Sales of electric vehicles continue to be difficult to predict as they are in emerging markets. It is anticipated that companies within the Kamkorp group may place additional orders for delivery in 1999, however, there is no guarantee or assurance that any additional batteries will be ordered by, or delivered to, those companies. Additionally, even though the economic environment in Asia has improved, it remains uncertain and could adversely affect the anticipated sale of electric vehicles by POEM.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $800,000 of outstanding accounts payable which is greater than thirty days past due at December 31, 1998, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have threatened legal action for non-payment of invoices. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates to date have been sufficient to fund payroll and rent obligations, but not to pay the outstanding accounts payable or raw material purchases. If a significant battery order is received, significant funding will be required to pay the outstanding accounts payable to allow ordering of additional raw materials. There is no assurance that future payments from Kamkorp or its affiliates, if any, will be made in a timeframe sufficient to sustain operations. Funding beyond the minimum $300,000 per month specified in the Agreement, additional battery orders, or other financing will be required in the second quarter of 1999 to continue operations and pay outstanding obligations. The Company is discussing the possibility of accelerated or additional financing from Kamkorp, which could be provided under the terms of the Agreement, including Kamkorp's exercise of all or a portion of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers, or to pay all outstanding obligations and will not be able to continue as a going concern.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on The Nasdaq Stock Marketr ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions and debt extinguishment completed in June 1998. In April 1998, the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company regained compliance with the financial listing criteria and provided a plan for continued compliance. The success of this plan is contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which includes increased revenues and reduced operating losses and/or additional equity funding. If such funding is not provided (by Kamkorp or other parties), the Company will not be able to maintain the required $2,000,000 of net tangible assets. Additionally, on February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive business days and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive calendar days to satisfy the requirement. This requirement was met on February 18, 1999.

As of March 31, 1999, the Company's net tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and Nasdaq was advised accordingly. At this time, the consequences to the Company of the current non-compliance with the minimum listing requirements of Nasdaq are unknown. However, such non-compliance could result in delisting of the Company's shares from the Nasdaq Small Cap Market in the near future. As of March 31, 1999, the Company's net tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and has advised Nasdaq of that fact. The failure to maintain net tangible assets in excess of Nasdaq minimum levels has resulted in part from the failure of the Company to complete battery orders with EIL and others, resulting in larger than expected net losses, and in part from the fact that Kamkorp did not make the anticipated purchases of Company Common Stock as of March 31, 1999. Kamkorp had advised the Company it would make the required equity investment by that date based on Kamkorp's belief that it would by then have received a purchase order and downpayment from EIL. EIL, in turn, was awaiting the receipt of a purchase order and downpayment from POEM, a Malaysian joint venture in which Kamkorp affiliates hold a significant minority interest. The battery order was not finalized in time to make the equity payment; in addition, the Company had not, at that date, provided Kamkorp with the necessary information for the determination of the minimum required additional equity investment. Since March 31, Kamkorp has provided approximately $200,000 in new equity funds. Kamkorp has advised the Company that it will provide additional equity funding sufficient to meet the Nasdaq minimum requirements on receipt of the anticipated purchase order and downpayment, through EIL, from POEM and of budget information from the Company sufficient to allow Kamkorp to determine the extent of funds required. Kamkorp expects that this will occur by the end of April 1999. As of March 31, 1999, Kamkorp is the owner of 4,500,000 shares or 49% of the Company's Common Stock and has the ability to obtain greater than 50% of the outstanding shares of Common Stock on a fully diluted basis and to ultimately have control of the Board of Directors. At this time, the consequences to the Company of the current non-compliance are unknown. Ordinarily, before, delisting, Nasdaq will allow the Company notice and an opportunity to present and carry out a plan for compliance. There can be no assurance that the Company will be able to meet the minimum listing requirements of Nasdaq and remain listed in the future. In the event that the Common Stock were no longer traded on the Nasdaq market, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specific disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that the investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stock may be reluctant to provided the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

If the Company were delisted from Nasdaq, it would likely be more difficult to obtain additional funding. There can be no assurance that additional funding which will generate sufficient cash to sustain operations can be obtained on terms acceptable to the Company, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended               Commission File
     December 31, 1998                        Number 0-16323



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

3.2 Certificate of Designation, Preferences, Rights and -- Limitations of 1992 Series A Preferred Stock and
       Series A-1 Preferred Stock of Electrosource, Inc.
       as filed of record with the Delaware Secretary of State on January 15, 1992 (filed as Exhibit 4.1 to Electrosource, Inc. Form 8-K Current Report for
       Issuers Subject to the 1934 Act Reporting
       Requirements filed December 24, 1991 and incorporated herein by reference).

3.3    Amendment to Restated Certificate of Incorporation   --
       of Electrosource, Inc., increase in authorized shares to 50,000,000 shares (filed as Exhibit 3.1 to Electrosource, Inc., Quarterly Report on Form 10-
       Q for quarter ended June 30, 1995 and incorporated herein by reference).

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

3.6 Bylaws of Electrosource, Inc. (filed as Exhibit 3.2 -- to Form 10 and incorporated herein by reference).

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
       June 23, 1994 (filed as Exhibit 3.6 to
       Electrosource, Inc. Annual Report filed on Form 10-
       K for the period ended December 31, 1994 and incorporated herein by reference).

3.10   Amendment to Bylaws of Electrosource, Inc. dated     --
       November 13, 1996 (filed as Exhibit 3.10 to
       Electrosource, Inc. Annual Report filed on Form 10-
       K for the period ended December 31, 1996 and incorporated herein by reference).

4.1    Warrant to purchase up to 5,424 shares of            --
       Electrosource, Inc. Common Stock issued to
       Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to Electrosource, Inc. Current Report on Form 8-K filed April 12, 1995 and incorporated herein by reference).

4.2    Warrant to purchase up to 5,000 shares of            --
       Electrosource, Inc. Common Stock issued to Ally
       Capital Management, Inc. on April 17, 1995 (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.3    Warrant to purchase up to 25,000 shares of           --
       Electrosource, Inc., Common Stock, issued to
       Rosehouse Ltd., a Bermuda-based institutional buyer, dated July 27, 1995 (filed as Exhibit 4.4 to
       Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended June 30, 1995 and incorporated herein by reference).

4.4    Warrant (Stock Option Agreement No. W12-101) to      --
       purchase up to 20,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment of that certain Project Annex dated October 20, 1997 (filed as
       Exhibit 4.16 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

4.5    Warrant (Stock Option Agreement No. W12-102A) to     --
       purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997 (filed as
       Exhibit 4.17 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

4.6    Warrant (Stock Option Agreement No. W12-103A) to     --
       purchase up to 70,000 shares of Electrosource, Inc., Common Stock, issued to Corning Incorporated dated December 31, 1997 for payment on that certain Project Annex dated October 20, 1997 (filed as
       Exhibit 4.18 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

4.7    Warrant (Stock Option Agreement No. W12-102B) to     E-12
       purchase up to 60,000 shares of Electrosource, Inc.
       Common Stock, issued to Corning Incorporated dated
       May 29, 1998 for payment of that certain Project
       Annex dated October 20, 1997.

4.8    Warrant (Stock Option Agreement No. W12-103B) to     E-14
       purchase up to 60,000 shares of Electrosource, Inc.
       Common Stock, issued to Corning Incorporated dated
       May 29, 1998 for payment of that certain Project
       Annex dated October 20, 1997.

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

10.12  Second Amendment to Lease Agreement between Aetna    --
       Life Insurance Company and Electrosource, Inc.
       dated March 1, 1996 (filed as Exhibit 10.14 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

10.13  Sublease Agreement between Electrosource, Inc. and   --
       Merit Printing, Inc. dated February 24 1997 (filed as Exhibit 10.13 to Electrosource, Inc. Annual
       Report on Form 10-K for the period ended December
       31, 1997 and incorporated herein by reference).

10.14  Lease Agreement between William D. McMorris and      --
       Horizon Battery Technologies, Inc. dated August 17,
       1993 (filed as Exhibit 10.42 to Electrosource Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1994 and incorporated herein by reference).

10.15  Lease Agreement between William D. McMorris and      --
       Electrosource, Inc. dated May 29, 1998 (filed as
       Exhibit 10.1 to Electrosource, Inc. Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16  Amendment to Business Alliance and License           --
       Agreement dated November 1, 1995 between Electric
       Power Research Institute and Electrosource, Inc.
       (filed as Exhibit 10.2 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1995 and incorporated herein by reference).

10.17  Stock Purchase Agreement together with the Asset     --
       and Technology License Agreement dated January 31,
       1995 between BDM Technologies, Inc. and
       Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.18  First Amendment to Asset and Technology License      --
       Agreement between BDM International, Inc. and
       Electrosource, Inc. dated December 18, 1997 (filed as Exhibit 10.17 to Electrosource, Inc. Annual
       Report on Form 10-K for the period ended December
       31, 1997 and incorporated herein by reference).

10.19  Termination Agreement between Electrosource, Inc.    --
       and Mitsui Engineering and Shipbuilding Co., Ltd.
       Dated March 6, 1996 (filed as Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference).

10.20  Purchase Agreement between Quantum Energy Systems    --
       and Technology LLC and Electrosource, Inc., dated November 14, 1994, (filed as Exhibit 10.44 to Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.21  Equipment Lease Agreement dated September 7, 1995,   --
       between Salem Capital Corporation and
       Electrosource, Inc. (filed as Exhibit 10.65 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.22  Development Agreement and Agreement for Purchase of  --
       Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated
       November 1, 1995 (filed as Exhibit 10.68 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

10.23  Agreement for Aircraft Starting Battery              --
       Distribution between Electrosource, Inc. and
       Horizon Aviation, Inc. dated February 13, 1996
       (filed as Exhibit 10.70 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ending
       December 31, 1995 and incorporated herein by reference).

10.24  Memorandum of Understanding between Electrosource,   --
       Inc. and Lockheed Martin Corporation dated March
       15, 1996 (filed as Exhibit 10.1 to Electrosource,
       Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

10.25  Letter of Agreement between Electrosource, Inc. and  --
       Ally Capital Corporated dated December 18, 1996
       (filed as Exhibit 4.9 to Electrosource, Inc.
       Registration Statement [No. 333-20103] Form S-3
       Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.26  Amendment dated January 20, 1997 to Letter of        --
       Agreement between Electrosource, Inc. and Ally
       Capital Corporation dated December 18, 1996 (filed as Exhibit 4.10 to Electrosource, Inc. Registration Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.27  Amendment dated April 10, 1997 to Letter Agreement   --
       between Electrosource, Inc. and Ally Capital
       Corporation dated December 18, 1996 (filed as
       Exhibit 4.11 to Electrosource, Inc. Registration
       Statement [No. 333-20103] Form S-3 Amendment No. 1 on April 18, 1997 and incorporated herein by reference).

10.28  Subscription Agreements between participants and     --
       Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 4.9 to Electrosource, Inc. Registration
       Statement [No. 333-25659] Form S-3 on April 23,
       1997 and incorporated herein by reference).

10.29  Amendment Number One to Stock Purchase Warrant       --
       dated August 18, 1998, issued under Subscription Agreements between participants and Electrosource,
       Inc. dated January 23, 1997 (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-
       Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.30  Note Purchase and Option Agreement for $4 million    --
       dated March 27, 1997 between Electrosource, Inc.
       and Corning Incorporated (filed as Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10.31  5% Convertible Promissory Note for $100,000 dated    --
       September 27, 1997 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March
       27, 1997 (filed as Exhibit 10.31 to Electrosource,
       Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.32  5% Convertible Promissory Note for $102,500 dated    --
       March 27, 1998 between Electrosource, Inc. and
       Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated March
       27, 1997 and Promissory Note dated September 27,
       1997 (filed as Exhibit 10.32 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.33  Amendment No. 1 dated December 22, 1997 to Stock     --
       Option Agreement dated March 27, 1997 between
       Corning Incorporated and Electrosource, Inc. (filed as Exhibit 10.33 to Electrosource, Inc. Annual
       Report on Form 1o-K for the period ended December
       31, 1997 and incorporated herein by reference).

10.34  Research and Development Umbrella Agreement dated    --
       July 1, 1997 between Corning Incorporated and
       Electrosource, Inc. (filed as Exhibit 10.34 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.35  Project Annex dated October 20, 1997 to the          --
       Development Umbrella Agreement dated as of July 1,
       1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
       Exhibit 1, Project Proposal, Physical and Chemical Description of Battery Electrode "Moss." (filed as
       Exhibit 10.35 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.36  Project Annex dated October 20, 1997 to the          --
       Development Umbrella Agreement dated as of July 1,
       1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
       Exhibit 1, Project Proposal, Engineering Resources
       (filed as Exhibit 10.36 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1997 and incorporated herein by reference).

10.37  Project Annex dated October 20, 1997 to the          --
       Development Umbrella Agreement dated as of July 1,
       1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
       Exhibit 1, Project Proposal, Characterization of
       Electrode Materials and Collector Grid Materials
       (filed as Exhibit 10.37 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1997 and incorporated herein by reference).

10.38  Note Purchase Agreement for $2 million dated         --
       December 19, 1997 between Electrosource, Inc. and Corning Incorporated (filed as Exhibit 10.39 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.39  Agreement dated May 29, 1998 between Corning         --
       Incorporated and Electrosource, Inc. terminating the Note Purchase and Option Agreement dated March
       27, 1997, the Note Purchase Agreement dated
       December 19, 1997 and the Research and Development Umbrella agreement dated July 1, 1997 (filed as
       Exhibit 10.2 to Electrosource, Inc. Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.40  Amendment dated June 15, 1998 to May 29, 1998        --
       Agreement terminating Notes between Corning
       Incorporated and Electrosource, Inc. for a one-day extension for payment (filed as Exhibit 10.3 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.41  Stock Purchase Agreement dated June 2, 1998 between  --
       Kamkorp and Electrosource, Inc. (filed as Exhibit
       4.1 to Electrosource, Inc. Form 8-K dated June 11,
       1998 and incorporated herein by reference).

10.42  Registration Rights Agreement dated June 2, 1998     --
       between Kamkorp and Electrosource, Inc. (filed as
       Exhibit 4.2 to Electrosource, Inc. Form 8-K dated
       June 11, 1998 and incorporated herein by reference).

10.43  Severance Agreement between officers/key employees   --
       and Electrosource, Inc. dated August 25, 1997
       (filed as Exhibit 10.38 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1997 and incorporated herein by reference).

10.44  Form of Severance Agreement between officers/key     --
       employees and Electrosource, Inc. dated May 18,
       1998 (filed as Exhibit 10.4 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1998 and incorporated herein by reference).

10.45  Purchase Order for Horizon Batteries Pack            --
       Development Program between Fiat Auto and
       Electrosource, Inc. dated September 30, 1996 (filed as Exhibit 10.40 to Electrosource, Inc. Annual
       Report on Form 10-K for the period ended December
       31, 1997 and incorporated herein by reference).

10.46  Frame-Development Contract dated March 14, 1997      --
       between SMH Automobile S.A. and Electrosource, Inc.
       (filed as Exhibit 10.41 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1997 and incorporated herein by reference).

10.47 Summary Contract Amendment Terms dated November 12, -- 1997 for Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc. (filed as Exhibit 10.42 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.48  Severance Agreement between James M. Rosel and       --
       Electrosource, Inc. effective August 31, 1998
       (filed as Exhibit 10.1 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.49  Purchase Order Number ES1001 between Electrosource   E-16
       International and Electrosource, Inc. dated June
       15, 1998 for 5,800 batteries.

10.50  Purchase Order Number ES1002 (amendment to Purchase  E-17
       Order Number ES1001) between Electrosource
       International and Electrosource, Inc. dated March
       3, 1999.

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

10.51  Form of Director Indemnification Agreement (filed    --
       as Exhibit 10.8 to Electrosource, Inc., Annual
       Report on Form 10-K for the period ended December
       31, 1987 and incorporated herein by reference).

10.52  Director Indemnification Agreement dated January     --
       16, 1992 between Electrosource, Inc. and Charles
       Mathews (filed as Exhibit 10.26 to Electrosource,
       Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.53  Director Indemnification Agreement dated November    --
       4, 1992, between Electrosource, Inc. and Thomas S.
       Wilson (filed as Exhibit 10.41 to Electrosource,
       Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.54  Director Indemnification Agreement dated September   --
       1, 1993 between Electrosource, Inc. and Dr. Norman Hackerman (filed as Exhibit 10.57 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

10.55  Director Indemnification Agreement dated June 23,    --
       1994 between Electrosource, Inc. and Michael G.
       Semmens (filed as Exhibit 10.72 to Electrosource,
       Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.56  Director Indemnification Agreement dated November    --
       2, 1994 between Electrosource, Inc. and Richard S. Williamson (filed as Exhibit 10.73 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

10.57  Director Indemnification Agreement dated June 22,    --
       1995 between Electrosource, Inc. and Nathan Morton
       (filed as Exhibit 10.2 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1995 and incorporated herein by reference).

10.58  Director Indemnification Agreement dated June 22,    --
       1995 between Electrosource, Inc. and William R.
       Graham (filed as Exhibit 10.1 to Electrosource,
       Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.59  Director Indemnification Agreement dated March 3,    --
       1997 between Electrosource, Inc. and Richard E.
       Balzhiser (filed as Exhibit 10.51 to Electrosource,
       Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.60  Director Indemnification Agreement dated August 26,  --
       1997 between Electrosource, Inc. and Earl E. Gjelde
       (filed as Exhibit 10.52 to Electrosource, Inc.
       Annual Report on Form 10-K for the period ended
       December 31, 1997 and incorporated herein by reference).

10.61  Director Indemnification Agreement dated June 2,     --
       1998 between Electrosource, Inc. and Kamal Siddiqi
       (files as Exhibit 10.5 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the period ended
       June 30, 1998 and incorporated herein by reference).

10.62  Director Indemnification Agreement dated June 2,     --
       1998 between Electrosource, Inc. and Clifford
       Winkless (filed as Exhibit 10.6 to Electrosource,
       Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference).

10.63  Director Indemnification Agreement dated June 2,     --
       1998 between Electrosource, Inc. and Roger Musson
       (filed as Exhibit 10.7 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the period ended
       June 30, 1998).

10.64  Director Indemnification Agreement dated December    E-18
       23, 1998 between Electrosource, Inc. and William F.
       Griffin.

10.65  Director Indemnification Agreement dated December    E-25
       23, 1998 between Electrosource, Inc. and James M.
       Rosel.

10.66  1987 Stock Option Plan of Electrosource, Inc.        --
       (filed as Annex A, pages 44 to 48 of Electrosource,
       Inc. Information Statement filed October 16, 1987 and incorporated herein by reference).

10.67  Amendment No. 1 to 1987 Stock Option Plan of         --
       Electrosource, Inc. dated February 19, 1992 (filed as Exhibit 4.3 to Electrosource, Inc. Registration Statement [No. 33-49049] on Form S-8 filed June 30, 1992 and incorporated herein by reference).

10.68  Amendment No. 2 to 1987 Stock Option Plan of         --
       Electrosource, Inc. (filed as Exhibit 10.36 to
       Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated herein by reference).

10.69  1988 Non-Employee Director Option Plan of            --
       Electrosource, Inc. (filed as Exhibit 4.2 to
       Electrosource, Inc. Registration Statement [No. 33-
       22223] on Form S-8 filed June 7, 1988 and incorporated herein by reference).

10.70 Amendment No. 1 to 1988 Non-Employee Director Stock -- Option Plan (filed as Exhibit 4.3 to Electrosource, Inc. Registration Statement [No. 33-35856] on Form
       S-8 filed July 12, 1990 and incorporated herein by reference).

10.71 Amendment No. 2 to 1988 Non-Employee Director Stock -- Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-49042] on Form
       S-8 filed June 30, 1992 and incorporated herein by reference).

10.72 Amendment No. 3 to 1988 Non-Employee Director Stock -- Option Plan (filed as Exhibit 4.4 to Electrosource, Inc. Registration Statement [No. 33-64108] on Form
       S-8 filed June 9, 1993 and incorporated herein by reference).

10.73  1993 Non-Employee Consultant Stock Option Plan for   --
       Electrosource, Inc. (filed as Exhibit 4.2 to
       Electrosource, Inc. Registration Statement [No. 33-
       65386] on Form S-8 filed June 30, 1993 and incorporated herein by reference).

10.74  1994 Stock Option Plan of Electrosource, Inc.        --
       (filed as Exhibit 10.4 to Electrosource, Inc.
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1995 and incorporated herein by reference).

10.75  1996 Stock Option Plan for Electrosource, Inc.       --
       (filed as Exhibit 4.2 to Registration Statement
       [No. 333-31101] on Form S-8 and incorporated herein by reference).

24.1   Consent of Ernst & Young LLP

27.    Financial Data Schedule


                                                         EXHIBIT 4.7


                                    Date of Grant:  June 30, 1998

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

Corning Incorporated                                 No. W12-102B
Corning, New York 14831                             60,000 Shares


          The undersigned, Electrosource, Inc. (the "Company"), a Delaware corporation, for good and valuable consideration desires to grant to Corning Incorporated ("Corning" or "Holder") an option to acquire shares of Common Stock in the Company. The option covered hereby is granted pursuant to the terms of the Research and Development Umbrella Agreement dated as of July 1, 1997 between the Company and Corning, and subsequent Agreement dated May 29, 1998 (collectively, the "Umbrella Agreement"), and all provisions of that Umbrella Agreement are incorporated herein by reference. Defined terms shall have the same meaning as in the Umbrella Agreement.

     1. Option. The Company does hereby grant to Corning the exclusive option to purchase from the Company all or any part of an aggregate of Sixty Thousand (60,000) shares ("shares") of Common Stock of the Company. The exercise price shall be Seven and .125/100 Dollars ($7.125) per share for Sixty Thousand (60,000) shares.

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

     6. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company's assets to another entity which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an "Organic Change." Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the outstanding principal amount of the Option then outstanding) to insure that the holder of the Option will thereafter (for so long as such holder has the right to exercise the Option) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the exercise of the Option, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had exercised the Option immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the Option) to insure that the provisions of this part 6 will thereafter (for so long as such holder has the right to exercise the Option) be applicable to the Option.

          IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED


        /s/
By:                                By:
  James M. Rosel
  Vice President Finance           Printed Name:
  and General Counsel
                                   Its:



                                                         EXHIBIT 4.8


                                    Date of Grant:  June 30, 1998

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

Corning Incorporated                                 No. W12-103B
Corning, New York 14831                             60,000 Shares


          The undersigned, Electrosource, Inc. (the "Company"), a Delaware corporation, for good and valuable consideration desires to grant to Corning Incorporated ("Corning" or "Holder") an option to acquire shares of Common Stock in the Company. The option covered hereby is granted pursuant to the terms of the Research and Development Umbrella Agreement dated as of July 1, 1997 between the Company and Corning, and subsequent Agreement dated May 29, 1998 (collectively, the "Umbrella Agreement"), and all provisions of that Umbrella Agreement are incorporated herein by reference. Defined terms shall have the same meaning as in the Umbrella Agreement.

     1. Option. The Company does hereby grant to Corning the exclusive option to purchase from the Company all or any part of an aggregate of Sixty Thousand (60,000) shares ("shares") of Common Stock of the Company. The exercise price shall be Seven and .125/100 Dollars ($7.125) per share for Sixty Thousand (60,000) shares.

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

     6. Reorganization, Reclassification, Consolidation, Merger or Sale. Any reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company's assets to another entity which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation), stock, securities or amounts with respect to or in exchange for Common Stock is referred to herein as an "Organic Change." Prior to the consummation of any Organic Change, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the outstanding principal amount of the Option then outstanding) to insure that the holder of the Option will thereafter (for so long as such holder has the right to exercise the Option) have the right to receive, in lieu of or in addition to the shares of Common Stock immediately theretofore issuable upon the exercise of the Option, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had exercised the Option immediately prior to such Organic Change. In any such case, the Company will make appropriate provisions (in form and substance satisfactory to the holder of the Option) to insure that the provisions of this part 6 will thereafter (for so long as such holder has the right to exercise the Option) be applicable to the Option.

          IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.

ELECTROSOURCE, INC.                CORNING INCORPORATED


       /s/
By:                                By:
  James M. Rosel
  Vice President Finance           Printed Name:
  and General Counsel
                                   Its:




                                                         EXHIBIT 10.49


                                                         PURCHASE ORDER
                   Electrosource International

The following number must appear on all related
Correspondence, shipping papers, and invoices:    Order Serial Number:  ES1001

     Electrosource, Inc.                P.O. DATE
     2809 Interstate 35 South             15/06/98
     San Marcos                         OUR REF.
     Texas                                CBS/sg
     UNITED STATES OF AMERICA           TELEPHONE NO.    FAX NO.
                                      001 512 7536500    001 512 3533391

ITEM NO.  QTY.           DESCRIPTION                    UNIT PRICE     TOTAL

                 Please Supply & Deliver.
   1     5800    `Horizon' 12H85 High energy maintenance  $ 175.00  $ 1,015,000 free battery including connecting pins
                 Schedule of supply:
                 600 Units in June 1998
                 600 Units in July 1998
                 800 Units in August 1998
                 900 Units in September 1998
                 900 Units in October 1998
                 1000 Units in November 1998
                 1000 Units in December 1998
                 Payment Terms:      50% - with order
                                     Balance 50% of each
                                     Shipment - 30 days after delivery
                 Price Ex works:  Electrosource Inc, Texas
                                                TOTAL PRICE        $ 1,015,000
Please notify us immediately if you are unable to ship as specified.
                                      Electrosource International Limited
                                            Electron 5, The Bilton Centre
                                            Business Park 5, Leatherhead,
                                                         Surrey KT22 7 NF
                                                           United Kingdom
Authorised by:   /s/   Roger G. Musson  15/6/98
                                                Registered Number 3581771


                                                         EXHIBIT 10.50

                                                           PURCHASE ORDER
                      Electrosource International

The following number must appear on all related
Correspondence, shipping papers, and invoices:    Order Serial Number:  ES1002

     Electrosource, Inc.                P.O. DATE
     2809 Interstate 35 South             03/03/9
     San Marcos                         OUR REF.
     Texas                                CBS/sg
     UNITED STATES OF AMERICA           TELEPHONE NO.    FAX NO.
                                      001 512 7536500  001 512 3533391

ITEM NO.  QTY.            DESCRIPTION                 UNIT PRICE      TOTAL

               Please Supply & Deliver.
     1    5800 `Horizon' 12H85 High energy maintenance  $ 175.00  $ 1,015,000 free battery including connecting pins




               Please note:

               Modification of payment terms of our order:

                         ES1001

               Payment Terms: 100% with releases on order


               Price Ex works:  Electrosource Inc, Texas
                                              TOTAL PRICE         $ 1,015,000

                                         Electrosource International Limited
                                               Electron 5, The Bilton Centre
                                               Business Park 5, Leatherhead,
                                                            Surrey KT22 7 NF
                                                              United Kingdom
Authorised by:   /s/   Roger G. Musson
                                                   Registered Number 3581771


                                                         EXHIBIT 10.64

               DIRECTOR INDEMNIFICATION AGREEMENT


      THIS  AGREEMENT  is made this 23rd day of  December,  1998,
between    ELECTROSOURCE,    INC.,   a    Delaware    corporation
("Corporation") and William F. Griffin ("Director").

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

     2.   Maintenance of Insurance and Self Insurance.

               (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows
               (the "Insurance Policy"):

                Insurer       Policy No.  Amount  Deductible

    National Union Fire       008565962 $2,000,000  $100,000/$250,000 SEC
     Insurance Co.

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

ELECTROSOURCE, INC.                DIRECTOR


          /s/                         /s/
By:
Printed  Name: Benny E. Jay       Printed Name: William  F. Griffin
Title:   Executive Vice President



                                                         EXHIBIT 10.65


               DIRECTOR INDEMNIFICATION AGREEMENT


      THIS  AGREEMENT  is made this 23rd day of  December,  1998,
between    ELECTROSOURCE,    INC.,   a    Delaware    corporation
("Corporation") and JAMES M. ROSEL ("Director").

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

     2.   Maintenance of Insurance and Self Insurance.

               (a) Corporation represents that it presently has in force and effect a policy of D&O Insurance with the insurance company and in the amount as follows
               (the "Insurance Policy"):

                Insurer       Policy No.  Amount        Deductible

          National Union Fire 008565962 $2,000,000 $100,000/$250,000 SEC
          Insurance Co.

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

ELECTROSOURCE, INC.                 DIRECTOR



By:      /s/                                    /s/
Printed Name: William F. Griffin    Printed Name: James M. Rosel
Title:        President, CEO