Form 10-Q
period 1999-03-31
ELECTROSOURCE INC
filed 1999-05-17
CIK 823927

FORM 10Q
SECURITIES AND EXCHANGE  COMMISSION
Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,721,631 shares as of May 12, 1999.



INDEX TO FINANCIAL STATEMENTS
March 31, 1999


ELECTROSOURCE, INC.              COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

     Condensed Balance Sheets at March 31, 1999  (Unaudited)
       and December 31, 1998                              Page  3

     Condensed Statements of Operations for the three months
       ended March 31, 1999 and 1998 (Unaudited)          Page  4

     Condensed Statements of Cash Flows for the three months
ended
       March 31, 1999 and 1998 (Unaudited)                Page  5

     Notes to Condensed Financial Statements (Unaudited)  Page  6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Unaudited)       Page 9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                              Page 12

  Item 2.  Changes in Securities                          Page 12

  Item 3.  Defaults On Senior Securities                  Page 13

  Item 4.  Submission of Matters to a Vote of Security HoldersPage 13

  Item 5.  Other Information                              Page 13

  Item 6.  Exhibits and Reports on Form 8-K               Page 13

INDEX TO EXHIBITS                                         Page 17




Part I - Financial Information
Item 1.  Financial Statements
Electrosource, Inc.
Condensed Balance Sheets

                                           March 31,      December
                                           1999           31, 1998
                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 20,784    $ 207,246
  Trade receivables                         155,521      109,520
  Inventories                               217,223      350,464
  Prepaid expenses and other assets          20,089       29,938
TOTAL CURRENT ASSETS                        413,617      697,168

PROPERTY AND EQUIPMENT (net of
accumulated depreciation
  of $3,794,817 in 1999 and $4,028,762 in  3,271,004     3,462,157
1998)

INTANGIBLE ASSETS (net of accumulated
amortization
  of $2,093,602 in 1999 and $2,046,397 in  955,072       1,002,277
1998)

OTHER ASSETS                                   54,750        55,500
TOTAL ASSETS                               $4,694,443    $5,217,102

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   913,705   $  948,528
  Accrued liabilities                        1,404,997    1,308,346
  Deferred revenue and advance payments        388,531      649,893
   on batteries
  Current portion of capital lease              79,321       77,006
   obligations
TOTAL CURRENT LIABILITIES                    2,786,554    2,983,773

CAPITAL LEASE OBLIGATIONS (less current         50,793       71,512
portion)

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per
   share, authorized 50,000,000 shares;
   issued and outstanding 9,085,698 in
   1999 and 8,434,531 in 1998                9,085,698     8,434,531
  Preferred Stock, par value $1.00 per
   share; authorized 10,000,000 shares,
   no shares issued or outstanding                -             -
  Common Stock subscription receivable       (467,663)     (467,663)
  Warrants                                 -             -
  Paid in capital                          51,675,439    51,446,508
  Accumulated deficit                     (58,436,378)  (57,251,559)
                                            1,857,096     2,161,817
TOTAL LIABILITIES AND SHAREHOLDERS'       $ 4,694,443   $ 5,217,102
 EQUITY

See notes to financial statements.

Electrosource, Inc.
Condensed Statements of Operations (Unaudited)



                                   Three Months Ended
                                   March 31,
                                    1999        1998
Revenues
Battery sales                       $  202,024   $  244,975
Project revenue                        169,633       49,015
Interest income                             59        9,584
                                       371,716      303,574
Costs and expenses
Manufacturing                          721,621      992,604
Selling, general and administrative    290,981      577,713
Research and development               275,585      596,111
Technology license and royalties        25,000       25,000
Depreciation and amortization          238,358      466,211
Interest expense                         4,990      202,257
                                     1,556,535    2,859,896
Loss before income taxes            (1,184,819)  (2,556,322)

Income taxes                        -           -

Net loss                           $(1,184,819) $(2,556,322)

Net loss per common share               $(0.14)      $(0.56)

Average common shares outstanding    8,663,213    4,534,531

See notes to condensed financial
statements.


Electrosource, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                     Three Months Ended
                                     March 31,
                                        1999           1998
OPERATING ACTIVITIES
  Net loss                           $(1,184,819)   $(2,556,322)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Equity instruments for          -                  200,000
     consulting services
    Depreciation and amortization       238,358        556,246
    Interest expense paid in        -                  102,500
     convertible notes payable
    Non-cash lease expense               33,804        106,536
  Changes in operating assets and
   liabilities:
   (Increase) decrease in trade        (46,002)       278,719
     receivables
    Decrease in inventories             133,241         27,658
    Decrease in prepaid expenses         10,599         91,635
     and other assets
    Increase (decrease) in accounts
     payable and accrued liabilities     28,025       (429,056)
    Increase (decrease) in deferred
     revenue and advance payments on   (261,362)       725,952
     batteries
CASH USED IN OPERATING ACTIVITIES     (1,048,156)      (896,132)


INVESTING ACTIVITIES
  Purchases of property and          -                   (2,975)
   equipment, net
CASH USED IN INVESTING ACTIVITIES    -                   (2,975)

FINANCING ACTIVITIES
  Proceeds from issuances of
    convertible notes payable            -            1,000,000
    and related warrants to purchase
Common Stock
  Payment of notes payable and          (18,404)        (17,602)
   capital lease obligations
  Proceeds from issuances of common     880,098               -
   stock, net
CASH PROVIDED BY FINANCING              861,694         982,398
ACTIVITIES

INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                    (186,462)          83,291

Cash and cash equivalents at           207,246          782,918
  beginning of period

CASH AND CASH EQUIVALENTS AT END OF  $  20,784         $866,209
  PERIOD


See notes to financial statements.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and are not necessarily indicative of results for the entire year.


NOTE B - INVENTORIES

                                      1999        1998

      Raw materials                   $159,638    $147,235
      Work in progress                  35,021      61,499
      Finished goods                    22,564     141,730

                                      $217,223    $350,464


NOTE C - PROPERTY AND EQUIPMENT

                                      1999        1998

      Office equipment                $  801,610   $  801,610

      Production and lab equipment     5,388,291    5,388,291
      Leasehold improvements             875,920    1,301,018
                                       7,065,821    7,490,919
      Less - accumulated              (3,794,817)  (4,028,762)
      depreciation and amortization
      Total Property and Equipment    $3,271,004   $3,462,157



NOTE D - CONTINGENCIES

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. A decision on the appeal is expected at any time. If the appeal is successful, the U.S. Federal Court will have jurisdiction to hear the case. No liability has been recorded in the financial statements at March 31, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

The Company is also involved in certain other contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.


NOTE E - EARNINGS PER SHARE

Basic and diluted loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, such options and warrants were not included in the diluted loss per share calculation.


NOTE F - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") agreed to provide up to $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share. Assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares, Kamkorp is the beneficial owner of 9,000,000 shares representing 66.2% of the Company's Common Stock. As of May 12, 1999, Kamkorp has paid for and been issued 5,125,000 shares at $1.00 per share, representing 52.7% of the Company's outstanding Common Stock at that date. Kamkorp management has stated that the remaining and future purchases of Common Stock (which may be more or less than those defined in the Agreement) will be made in the amount and timeframe they deem necessary to sustain the Company's operations and execute the business plan approved by Kamkorp, rather than as defined in the schedule set forth in the Agreement. Payments to date have been made in amounts necessary to meet the Company's payroll and rent obligations. Although Kamkorp has provided a substantial amount of financing to the Company to date, as a private company Kamkorp is not legally required to, and has not, provided sufficient information to the Company to allow the Company to determine the financial ability of Kamkorp to make the remaining purchases of Company Common Stock.

In accordance with the terms of the Agreement Kamkorp nominated three members to the Company's Board of Directors, who were unanimously approved by the Board of Directors, and has the ability to ultimately have control of the Board of Directors. Additionally, pursuant to the terms of the Agreement, the Company must obtain approval from Kamkorp for all important management policies and decisions, which include the following:

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

During the quarter ended March 31, 1999, existing battery orders and contract work had not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $800,000 of outstanding accounts payable greater than 30 days past due, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have threatened legal action for non-payment of invoices. Cash payments from Kamkorp have been sufficient to fund payroll and rent obligations, but not to pay in full the outstanding accounts payable balances.

Funding from Kamkorp beyond the minimum $300,000 per month specified in the Agreement, additional battery orders, or other financing will be required in the second quarter of 1999 to continue operations and to regain and maintain compliance with the minimum listing standards of The Nasdaq Stock Markets ("Nasdaq"). The Company is discussing the possibility of accelerated or additional financing from Kamkorp, which could be provided under the terms of the Agreement through Kamkorp's exercise of all or a portion of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on Nasdaq. In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities). The Company was not in compliance with the requirement before the completion of the financing transactions with Kamkorp and the subsequent debt extinguishment, both completed in June 1998. In April 1998, the Company received notice from Nasdaq that it must present a plan for compliance with listing standards on or before April 16, 1998. The Company submitted such a plan on April 15, 1998. On May 13, 1998, the Company was notified by Nasdaq that its plan was not accepted and it would be delisted from Nasdaq effective the close of business on May 20, 1998. The Company filed a request for an oral hearing regarding the decision. The hearing was held on June 18, 1998. On July 1, 1998, the Company received written notice from Nasdaq that its shares would continue to be listed on the Nasdaq Small Cap Market, as the Company had regained compliance with the financial listing criteria and had provided a plan for continued compliance. The success of this plan was contingent upon equity funding anticipated to be provided by Kamkorp in accordance with the terms of the Agreement and successful execution of the Company's business plan which included increased revenues and reduced operating losses and/or additional equity funding. The failure of anticipated orders (including scheduled battery shipments to Kamkorp's wholly owned subsidiary Electrosource International Limited ("EIL") under a purchase order for 5800 batteries received by the Company in July 1998) to materialize in the second half of 1998 and the first quarter of 1999 caused the Company to fall short of the performance forecast in the submissions to Nasdaq. Additionally, on February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive trade dates and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 calendar days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive trading days to satisfy the requirement. This requirement was met on or about February 18, 1999.

As of March 31, 1999, the Company's net tangible assets were again less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and advised Nasdaq of that fact. The Company anticipated that Kamkorp would make an additional equity investment in the Company in April 1999 sufficient to bring it into compliance; this did not occur due to delays in completing renegotiation of outstanding battery orders with Kamkorp affiliates. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of Nasdaq in light of the "going concern" opinion from its independent auditor. To address this concern, Nasdaq requested a detailed letter from the Company on or before April 30, 1999, discussing the Company's plans to address the specific items that led to the issuance of the "going concern" opinion, an expected timeline for resolution of these items and a discussion explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq. The Company has complied with this request, but has not received a response from Nasdaq. Assuming that the Company can achieve compliance in the near term through additional investments by Kamkorp, it will be necessary to obtain significant new orders from Kamkorp and others to maintain compliance with the Nasdaq listing requirements in the future.

At this time, the consequences to the Company of the current non-compliance are unknown. In the event that the Common Stock were no longer traded on the Nasdaq market, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." These rules generally require that such broker-dealers make specific disclosures to customers including information on available bid and asked prices for the stock in question and compensation to the broker-dealer and his associates with respect to the proposed trade, and provide periodic reports as to the market value of a customer's position in penny stocks. The rules also impose heightened "know your customer" requirements that require broker-dealers to obtain information, including personal financial information, from customers sufficient to allow the broker-dealer to make a determination that the investment in penny stocks is suitable for the customer and that the customer is capable of assessing the risks of such an investment. Broker-dealers may be less willing to effect trades in any security subject to these rules due to the additional disclosure, record-keeping and other requirements imposed by the rules. In addition, some potential investors in penny stock may be reluctant to provide the required personal financial information to broker-dealers, which may reduce the number of potential investors. These factors would likely further reduce trading liquidity in the Common Stock.

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


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited)

Financial Condition

The Company's cash balance declined from $207,246 to $20,784 during the three months ended March 31, 1999, as a result of continued operating losses in excess of equity sales. Subsequent to March 31, the Company has sold an additional 425,000 shares of its Common Stock to Kamkorp at $1.00 per share to provide needed working capital. Inventories declined from $350,464 to $217,223, despite an increase in raw materials inventories. This decline in work in process and finished goods reflects a combination of shipments to fill orders outstanding at year-end with the absence of firm orders against which to build finished goods inventories in the first quarter.

The Company sold an additional 800,000 shares of Common Stock to Kamkorp for $1.00 per share in the quarter ended March 31, 1999; participants in the Company's stock option plans exercised options for 51,000 shares of Common Stock in the aggregate for a total consideration of approximately $80,000.

Results of Operations:

Revenues. The Company had battery sales of approximately $202,000 for the three months ended March 31, 1999 compared to $245,000 for the three months ended March 31, 1998. Approximately 64% and 58% of 1999 and 1998 battery sales, respectively, were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program. Chrysler announced its decision to use Nickel-Metal-Hydride batteries in its electric minivan for the 1999 model year. The Company does not expect significant sales to Chrysler for the remainder of 1999 and sales beyond this period are uncertain,. The majority of the remainder of 1999 battery sales were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they are producing for testing and evaluation. Sales of batteries to Lockheed Martin are expected to increase slightly throughout 1999. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York City Transit Authority is currently testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The test is expected to conclude in the second quarter of 1999. If the results of such tests are favorable, the New York City Transit Authority may place an order for the hybrid buses powered by Horizon batteries in the second or third quarter of 1999; however, the amount and timing of such orders remains uncertain. The remainder of battery sales were to various customers for testing and evaluation.

The Company is in the final round of negotiations on the terms of a purchase order for 8,000 batteries from EIL for delivery beginning during the second half of 1999. Parties contemplate that the order, when finalized, will be accompanied by a cash down payment, which will replace a previous order for 5,800 batteries from EIL. EIL took delivery of 2,062 batteries under the previous order and paid an amount equal to fifty percent of the purchase price of the entire order. The Company will retain the entire amount paid under the previous order. If finalized, the new order will represent 4,262 net new batteries ordered, given the undelivered portion of the previous order which has now been cancelled.

Management expects to receive Federal Aviation Administration ("FAA") certification of its battery design used in helicopter starting applications in the second quarter of 1999, at which time sales of these batteries are expected to commence; however, the timing and amount of these sales remains uncertain.

The Company had project revenue of approximately $170,000 for the three months ended March 31, 1999 compared to $49,000 for the three months ended March 31, 1998. All of the revenue generated in 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE"). The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries. Similar programs were in progress in 1998. Project revenue is expected to decrease throughout 1999 as some of the DARPA programs were completed in early 1999.

Costs and Expenses. Total costs were significantly lower in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Manufacturing costs were lower in 1999 primarily due to savings associated with the non-production of batteries in the first quarter such as lower utilities, consumables/equipment and hazardous waste removal costs, etc. Additionally, certain operating leases for manufacturing equipment began to expire in late 1998 and early 1999 reducing 1999 manufacturing lease expense. Some of these expired leases pertain to equipment necessary for production and will have to be renegotiated, so that the expense reduction will be only temporary to that extent. The per battery cost of building batteries (direct material and direct labor) also decreased throughout 1998 contributing to the decline in manufacturing costs in 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs have decreased for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to labor reductions throughout 1998 and early 1999 in middle management and executive management positions combined with reductions in travel costs. Such costs are expected to remain at approximately the same level throughout 1999.

Research and development costs have decreased for the three months ended March 31, 1999 compared to the same period in 1998 due to the reduction in work on development programs in 1999, primarily SMH Automobile S.A. ("SMH"), which terminated its contract with the Company in mid-1998 and a reduction in work on the Fiat Auto ("Fiat") program associated with the current shortage of raw materials. In addition, the Company incurred approximately $200,000 of costs in the first quarter of 1998 on improvements in manufacturing processes and joint research and development efforts with Corning Incorporated ("Corning"). This program was terminated by Corning in mid-1998. Research and development costs are expected to remain at approximately the same level throughout 1999.

Depreciation and amortization costs decreased for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to the full amortization of purchased technology in October 1998, which resulted in a monthly decrease of approximately $67,000 in amortization. The remainder of the decrease in 1999 is due to the full depreciation of various production pieces of equipment in 1998 and 1999 which remain in use.

Interest costs decreased in 1999 as the Company's outstanding debt obligations to Corning were fully settled in June of 1998, following the equity funding from Kamkorp.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE F - LIQUIDITY" to the interim financial statements, which is incorporated into this
Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. Additionally, the Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000, which did not occur. The Company's closing market price as reported by Nasdaq on April 30, 1999 was $1.406. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1999 to satisfy current battery orders. There were no significant capital commitments at March 31, 1999.

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his beginning salary rate for the period of time that Mr. Sams remains unemployed (or six months, whichever is less), the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at March 31, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable.

The Company is a party to certain litigation that, if resolved in a manner adverse to the Company, could have a material adverse effect on the Company's liquidity and capital resources. (See NOTE D - CONTINGENCIES to the interim financial statements.)

From time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide agreed upon financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, delisting of the Company's Common Stock on Nasdaq, unanticipated costs or problems relating to Y2K compliance, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

Part II - Other Information
Item 1.   Legal Proceedings

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his beginning salary rate for the period of time that Mr. Sams remains unemployed (or six months, whichever is less), the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at March 31, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable.

Item 2.   Changes in Securities

The Company sold 800,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the first quarter. Of these shares, 600,000 were issued during the quarter and 200,000 were issued later, although the subscription price receivable for these later-issued shares is reflected in paid in capital at March 31.

There were no underwriters involved in the sale, and no underwriting discounts or commissions. The securities were sold pursuant to exemptions under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder; the offering was to a single sophisticated, accredited investor in a transaction not involving public solicitation or advertising.



Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended March
     31, 1999 and up to the date of this filing on Form 10-Q were:

                                                    None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 17, 1999                 ______/s/______________________
ELECTROSOURCE, INC.                William F. Griffin
                                   Chairman, President
                                   and Chief Executive Officer



                                   ______/s/______________________
                                   Roger Musson
                                   Director and Chief Accounting
                                   Officer (Acting)




Washington, D.C.  20549




________________________________________

EXHIBITS TO
FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               March 31, 1999                Number 0-16323



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
Marcos, Texas
(Address of principal executive (Zip Code) offices)

Registrant's telephone number, including area code:
(512) 753-6500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)



INDEX TO EXHIBITS


No.  Description                                         Page

27   Financial Data Schedule                             17