Form 10-Q
period 1999-06-30
ELECTROSOURCE INC
filed 1999-08-13
CIK 823927

2
                            FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,596,631 shares as of August 12, 1999.



                  INDEX TO FINANCIAL STATEMENTS
                          June 30, 1999


ELECTROSOURCE, INC.              COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

     Condensed Balance Sheets at June 30, 1999  (Unaudited)
       and December 31, 1998                              Page  3

     Condensed Statements of Operations for the three and six
months
       ended June 30, 1999 and 1998 (Unaudited)           Page  4

     Condensed Statements of Cash Flows for the six months ended
       June 30, 1999 and 1998 (Unaudited)                 Page  5

     Notes to Condensed Financial Statements (Unaudited)  Page  6

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

INDEX TO EXHIBITS                                         Page 16




                 Part I - Financial Information
Item 1.  Financial Statements
                       Electrosource, Inc.
                    Condensed Balance Sheets

                                            June 30,      December
                                              1999        31, 1998
                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $  317,017  $ 207,246
  Trade receivables                            400,349    109,520
  Inventories                                  169,607    350,464
  Prepaid expenses and other assets             16,769     29,938
TOTAL CURRENT ASSETS                           903,742    697,168

PROPERTY    AND   EQUIPMENT    (net    of
accumulated depreciation
  of $3,976,351 in 1999 and $4,028,762 in    3,089,470  3,462,157
1998)

INTANGIBLE  ASSETS  (net  of  accumulated
amortization
  of $2,140,807 in 1999 and $2,046,397 in      907,867  1,002,277
1998)

OTHER ASSETS                                    54,000     55,500
TOTAL ASSETS                                 4,955,079  5,217,102

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             785,568   $  948,528
  Accrued liabilities                        1,474,354    1,308,346
   Deferred revenue and advance  payments      401,484      649,893
on batteries
    Current  portion  of  capital   lease       81,707       77,006
obligations
TOTAL CURRENT LIABILITIES                    2,743,113    2,983,773

CAPITAL  LEASE OBLIGATIONS (less  current       29,449       71,512
portion)

SHAREHOLDERS' EQUITY (DEFICIT)
   Common  Stock,  par  value  $1.00  per
share,
     authorized 50,000,000 shares; issued
and outstanding
      10,596,631 in 1999 and 8,434,531 in   10,596,631    8,434,531
1998
   Preferred Stock, par value  $1.00  per
share; authorized
      10,000,000 shares, no shares issued            -    -
or outstanding
  Common Stock subscription receivable       (467,663)     (467,663)
  Warrants                                           -    -
  Paid in capital                           51,481,594   51,446,508
  Accumulated deficit                      (59,428,045) (57,251,559)
                                             2,182,517    2,161,817
TOTAL   LIABILITIES   AND   SHAREHOLDERS'
EQUITY                                     $ 4,955,079   $5,217,102


See notes to financial statements.

Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)



                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                               1999       1998       1999        1998
Revenues
  Battery sales             $ 72,950  $  143,644  $  274,974   $  388,619
  Project revenue            300,180     165,941     465,186      214,956
  Other income                50,189           -      54,816            -
  Interest income                  5      18,989          64       28,573
                             423,324     328,574     795,040      632,148
Costs and expenses
  Manufacturing              606,680    742,085    1,328,300    1,734,689
  Selling, general and       273,673    605,054      564,655    1,182,767

  Research and development   276,463    483,531      552,048    1,079,642
  Technology license and      25,000     25,000       50,000       50,000
   royalties
  Depreciation and           228,740    444,862      467,098      911,073
   amortization
  Interest expense             4,436    148,164        9,426      350,421
                           1,414,992  2,448,696    2,971,527    5,308,592
Loss before extraordinary   (991,668)(2,120,122)  (2,176,487)  (4,676,444)
 gain

Extraordinary gain from
 early extinguishment
 of debt (Note D)                 -   3,532,045           -     3,532,045

Net income (loss)         $ (991,668)$1,411,923  $(2,176,487) $(1,144,399)

Net income (loss) per        $(0.10)      $0.27       $(0.24)      $(0.24)
 common share

Average common shares      9,576,301  5,164,202    9,122,280    4,851,105
 outstanding

See notes to condensed
financial statements.


                       Electrosource, Inc.
         Condensed Statements of Cash Flows (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                 1999          1998
OPERATING ACTIVITIES
 Net loss                                      $(2,176,487)  $(1,144,399)
 Adjustments to reconcile net  loss  to  net
  cash used in operating activities:
   Equity instruments for consulting services            -       300,000
   Depreciation and amortization                   467,098       911,074
   Non-cash interest expense                        44,889       359,573
   Amortization of prepaid lease expense                 -       213,071
    Extraordinary    gain    from    early               -    (3,532,045)
     extinguishment of debt
 Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables       (290,829)      230,387
   (Increase) decrease in inventories              180,857       (16,093)
    Decrease  in prepaid expenses  and  other       14,669       118,157
     assets
    Decrease in accounts payable and  accrued      (41,841)     (404,166)
     liabilities
    Increase  (decrease) in deferred  revenue     (248,409)      616,611
     and advance payments on batteries
CASH USED IN OPERATING ACTIVITIES               (2,050,053)   (2,347,830)

INVESTING ACTIVITIES
 Purchases of property and equipment, net          (37,362)      (32,173)
CASH USED IN INVESTING ACTIVITIES                  (37,362)      (32,173)

FINANCING ACTIVITIES
 Proceeds from issuances of convertible notes
  payable and related warrants to purchase               -     1,000,000
  Common Stock
 Payment of notes payable and capital  lease             -    (1,535,731)
  obligations
 Proceeds from issuances of common stock, net    2,197,186     2,700,000
 Decrease in restricted cash                             -        81,604
CASH PROVIDED BY FINANCING ACTIVITIES            2,159,824     2,245,873

INCREASE   (DECREASE)  IN   CASH   AND   CASH      109,771      (134,130)
 EQUIVALENTS

Cash  and  cash equivalents at  beginning  of      207,246       782,918
 period

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 317,017    $  648,788


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


NOTE B - INVENTORIES

                                        1999        1998

      Raw materials                   $155,092    $147,235

      Work in progress                  14,408      61,499
      Finished goods                       107     141,730
                                      $169,607    $350,464



NOTE C - PROPERTY AND EQUIPMENT

                                       1999         1998

      Office equipment              $  801,610   $  801,610
      Production and lab equipment   5,388,291    5,388,291
      Leasehold improvements           875,920    1,301,018
                                     7,065,821    7,490,919
      Less-accumulated depreciation (3,976,351)  (4,028,762)
       and amortization
      Total Property and Equipment  $3,089,470   $3,462,157


NOTE D - CONVERTIBLE NOTES PAYABLE

In June 1998, in accordance with the terms of a Stock Purchase Agreement ("Agreement") with Kamkorp Limited ("Kamkorp"), a company organized in England, the Company executed an agreement with Corning Incorporated ("Corning") to retire the full $6,293,002 in outstanding Convertible Notes Payable and accrued interest owed to Corning, in exchange for $1,500,000 in cash. The transaction was completed on June 16, 1998. The Convertible Notes Payable and accrued interest had a carrying amount of $5,032,045 (after unamortized discount of $1,260,957), resulting in an extraordinary gain from the early extinguishment of debt of $3,532,045 upon completion of the transaction. Basic and diluted earnings per share for the extraordinary gain from the early extinguishment of debt were $0.68 and $0.73 per share, respectively, for the three and six month periods ended June 30, 1998. The $1,500,000 was provided to the Company by Kamkorp from the sale of 1,500,000 share of Common Stock under the terms of the Agreement. (See Note G).

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal District Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. The appeal has been successful and the case has now been remanded to the U.S. Federal District Court to hear. The Company has filed a motion for summary judgment in the case. No liability has been recorded in the financial statements at June 30, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. The resolution of this matter could have a material adverse effect on the financial position of the Company.

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


NOTE G - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") agreed to provide up to $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share. Assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 3,000,000 shares, Kamkorp is the beneficial owner of 9,000,000 shares representing 66.2% of the Company's Common Stock. As of August 4, 1999, Kamkorp has paid for and been issued 6,000,000 shares at $1.00 per share, representing 56.6% of the Company's outstanding Common Stock at that date.

In accordance with the terms of the Agreement Kamkorp nominated three members to the Company's Board of Directors, who were unanimously approved by the Board of Directors, and has the ability to ultimately have control of the Board of Directors. Additionally, pursuant to the terms of the Agreement, the Company must obtain approval from Kamkorp for all important management policies and decisions, which include the following:

     a. issuance of Common Stock or any security which provides for the right to acquire Common Stock, or any other capital stock of the Company;
     b. overall policy decisions relating to business direction and manufacturing capacity;
     c. any agreement or commitment that materially affects or modifies the intellectual property owned by the Company;
     d. approval of the annual operating budget, capital budget, overhead budgets and business plans of the Company;
     e. approval of any merger, consolidation, partnership or joint venture;
     f. approval of transfer of any assets of the Company with a fair market value greater than $100,000;
     g. incurring indebtedness for borrowed money, granting any material pledge or security interest in the assets of the Company;
     h.   increasing the size of the Company's Board of Directors;
     i. amending the Company's Certificate of Incorporation or Bylaws;
     j. entering into any transaction involving an amount greater than, or having a value in excess of, $100,000 or involving a term or commitment for more than 12 months; and
     k.   other various management policies and decisions.

During the six months ended June 30, 1999, existing battery orders and contract work have not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $800,000 of outstanding accounts payable greater than 30 days past due, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have threatened legal action for non-payment of invoices. Cash payments from Kamkorp have been sufficient to fund payroll and rent obligations, and a portion of the outstanding accounts payable balances.

Funding from Kamkorp, additional battery orders, or other financing will be required in the third quarter of 1999 to continue operations and to maintain compliance with the minimum listing standards of The Nasdaq Stock Markets ("Nasdaq"). The Company is discussing the possibility of accelerated or additional financing from Kamkorp, which could be provided under the terms of the Agreement through Kamkorp's exercise of all or a portion of its option to purchase 3,000,000 shares of the Company's Common Stock at $1.00 per share.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on Nasdaq. In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities) and the Company's closing stock price cannot fall below $1.00 per share for 30 consecutive trade dates. On February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive trade dates and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 calendar days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive trading days to satisfy the requirement. This requirement was met on or about February 18, 1999. As of March 31, 1999, the Company's net
tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and advised Nasdaq of that fact. The Company anticipated that Kamkorp would make an additional equity investment in the Company in April 1999 sufficient to bring it into compliance; this did not occur due to delays in completing renegotiation of outstanding battery orders with Kamkorp affiliates. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of Nasdaq in light of the "going concern" opinion from its independent auditor. To address this concern, Nasdaq requested a detailed letter from the Company on or before April 30, 1999, discussing the Company's plans to address the specific items that led to the issuance of the "going concern" opinion, an expected timeline for resolution of these items and a discussion explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq. The Company complied with this request on April 30, 1999. Additionally, on May 20, 1999, the Company received notice that since the Company failed to meet the requirement for net tangible assets of $2 million on the March 31, 1999 Form 10-Q, the Company would be required to submit before June 4, 1999, a proposal for achieving compliance. This proposal was submitted June 3, 1999. The Nasdaq Staff responded to both of these issues in a letter dated July 14, 1999. The Staff has reviewed the Company's plan for regaining and maintaining compliance and acknoweldged that the Company did address the issues raised by its auditors by the "going concern" opinion. While the Staff has determined that the Company will not be delisted due to its previously cited failures to comply, they have determined to apply more stringent reporting requirements. The Company is required to submit an internal balance sheet and statement of operations for the period ended July 31, 1999 by August 20, 1999. Thereafter, until further notice, the Company is required to submit by the 20th of each month, an internal balance sheet and statement of operations for the preceding month's end. The Company is required to keep Nasdaq apprised of all material events and any changes in its financial statements. Should the Company fail to maintain $2 million net tangible assets, the Staff will issue a formal delisting letter to the Company.

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


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Unaudited)

Financial Condition

The Company's cash balance increased from $207,246 to $317,017 during the six months ended June 30, 1999, as a result of equity sales in excess of continued operating losses. Inventories declined from $350,464 to $169,607, despite an increase in raw materials inventories. This decline in work in process and finished goods reflects a combination of shipments to fill orders outstanding at year-end with the absence of firm orders against which to build finished goods inventories in the first six months of the year.

The Company sold 800,000 and 1,300,000 shares of Common Stock to Kamkorp for $1.00 per share in the quarter ended March 31 and June 30, 1999, respectively; participants in the Company's stock option plans exercised options for 51,000 and 11,000 shares of
Common Stock in the aggregate for a total consideration of approximately $80,000 and $17,000 in the quarters ended March 31 and June 30, 1999, respectively.

Results of Operations:

Revenues. The Company had battery sales of approximately $73,000 and $275,000 for the three and six months ended June 30, 1999 compared to $144,000 and $389,000 for the three and six months ended June 30, 1998. Approximately 47% of both 1999 and 1998 battery sales, were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program. Chrysler announced its decision to use Nickel-Metal-Hydride batteries in its electric minivan for the 1999 model year. The Company does not expect significant sales to Chrysler for the remainder of 1999 and sales beyond this period are uncertain. The majority of the remainder of 1999 battery sales were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they are producing for testing and evaluation. Sales of batteries to Lockheed Martin are expected to increase slightly throughout 1999. Approximately 40% and 9% of the 1999 and 1998 battery sales, respectively, were to Lockheed Martin. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York City Transit Authority is currently testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The tests have been completed and were successful. The New York City Transit Authority may place an order for the hybrid buses powered by Horizon batteries in the third quarter of 1999; however, the amount and timing of such orders remains uncertain. The remainder of battery sales were to various customers for testing and evaluation.

The Company received a purchase order in June 1999 for 8,000 12H85 batteries from Electrosource International Limited ("EIL") for delivery beginning in the third quarter of 1999 with completion of the order in the first quarter of 2000. EIL is the international marketing group and is affiliated with Kamkorp. This order replaces a previous order for 5,800 batteries of which 2,062 were shipped.

Management expects to receive Federal Aviation Administration ("FAA") certification of its battery design used in helicopter starting applications in the third quarter of 1999, at which time sales of these batteries are expected to commence; however, the timing and amount of these sales remains uncertain.

The Company had project revenue of approximately $300,000 and $465,000 for the three and six months ended June 30, 1999 compared to $166,000 and $215,000 for the three and six months ended June 30, 1998. During the three months ended June 30, 1999, the Company had approximately $182,000 of project revenue under an agreement with Frazer-Nash Research Limited for the continued research and development of the Company's battery technology. The Company also had $50,000 of other income from Electrosource International, Ltd. ("EIL") for marketing assistance to complete negotiations for an order of 8,000 of the Company's 12H85 batteries. This order from EIL follows receipt of an order from Perusahaan Otomobil Elektrik (Malaysia) Sdn. Bdh. ("POEM"). The remaining revenue generated in 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE"). The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries. Similar programs were in progress in 1998. Project revenue is expected to decrease throughout 1999 as some of the DARPA programs were completed in early 1999.

Costs and Expenses. Total costs were significantly lower in the three and six months ended June 30 , 1999 compared to the three and six months ended June 30, 1998. Manufacturing costs were lower in 1999 primarily due to savings associated with the non-production of batteries in the first quarter such as lower utilities, consumables/equipment and hazardous waste removal costs, etc. Additionally, certain operating leases for manufacturing equipment began to expire in late 1998 and early 1999 reducing 1999 manufacturing lease expense. Some of these expired leases pertain to equipment necessary for production and will have to be renegotiated, so that the expense reduction will be only temporary to that extent. The per battery cost of building  batteries  (direct  material  and  direct  labor)  also decreased throughout 1998 contributing to the decline in manufacturing costs in 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs have decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, primarily due to labor reductions throughout 1998 and early 1999 in middle management and executive management positions combined with reductions in travel costs. Such costs are expected to begin increasing throughout 1999 as the level of production activity increases.

Research and development costs have decreased for the six months ended June 30, 1999 compared to the same period in 1998 due to the reduction in work on development programs in 1999, primarily SMH Automobile S.A. ("SMH"), which terminated its contract with the Company in mid-1998 and a reduction in work on the Fiat Auto ("Fiat") program associated with the current shortage of raw materials. In addition, the Company incurred approximately $200,000 of costs in the first quarter of 1998 on improvements in manufacturing processes and joint research and development efforts with Corning Incorporated ("Corning"). This program was terminated by Corning in mid-1998. Research and development costs are expected to remain at approximately the same level throughout 1999.

Depreciation and amortization costs decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, primarily due to the full amortization of purchased technology in October 1998, which resulted in a monthly decrease of approximately $67,000 in amortization. The remainder of the decrease in 1999 is due to the full depreciation of various production pieces of equipment in 1998 and 1999 which remain in use.

Interest costs decreased in 1999 as the Company's outstanding debt obligations to Corning were fully settled in June of 1998, following the equity funding from Kamkorp.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE G - LIQUIDITY" to the interim financial statements, which is incorporated into this
Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. Additionally, the Company has agreed to pay
$300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000, which did not occur. As a result of this transaction, a Common Stock subscription receivable of $467,663 was recorded. The Company's closing market price as reported by Nasdaq on August 12, 1999 was $1.625. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1999 to satisfy current battery orders. There were no significant capital commitments at June 30, 1999.

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his beginning salary rate for the period of time that Mr. Sams remains unemployed (or six months, whichever is less), the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at June 30, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable.

The Company is a party to certain litigation that, if resolved in a manner adverse to the Company, could have a material adverse effect on the Company's liquidity and capital resources. (See NOTE E - CONTINGENCIES to the interim financial statements.)

From  time  to  time  the  Company  may  publish  forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, financing and battery sales. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

Qualitative and Quantitative Disclosures About Market Risk

The Company does not hold financial investments or instruments subject to market risk, therefore disclosures about market risk are not applicable.

                   Part II - Other Information
Item 1.   Legal Proceedings

The  Company  was sued in May, 1999 by a vendor for approximately
$11,000  for past due invoices, attorney's fees and court  costs.
The Company has subsequently paid the amount due the vendor, including attorney's fees. The lawsuit has been dismissed.

Item 2.   Changes in Securities

The Company sold 800,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the first quarter. Of these shares, 600,000 were issued during the quarter and 200,000 were issued later, although the subscription price receivable for these later-issued shares is reflected in paid in capital at March 31, 1999. The Company issued an additional 1,300,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the second quarter of 1999.

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





Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on June
22, 1999, the following items were voted on:

  PROPOSITION                FOR         AGAINST  ABSTAIN   NON-VOTE

1.   Directors:
  Norman Hackerman           8,281,396   0        64,050    0
  Roger G. Musson            8,307,704   0        37,742    0

2. Proposal Concerning New   5,628,983   122,305  24,617    2,569,541
   1999 Stock Option Plan

3. Approve Ernst & Young     8,307,609    31,447   6,389    0
   as Independent auditors
   for fiscal 1999

The following persons remained as additional Board members after the vote:

     Mr. Kamal Siddiqi
     Mr. Clifford G. Winckless
     Dr. Richard E. Balzhiser
     Mr. William F. Griffin
     Mr. Nathan Morton
     Mr. James M. Rosel


Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     4.  Employee Stock Option Plan
    10.  Purchase Order from Electrosource International, Ltd.
    27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended June 30, 1999 and up to the date of this filing on Form 10-Q were:

                                                    None.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:                              August 13, 1999
                                   ELECTROSOURCE, INC.

                                   /s/
                                   William F. Griffin
                                   Chairman, President
                                   and Chief Executive Officer


                                   /s/
                                   Donald C. Perriello
                                   Vice President/Finance,
                                   Treasurer and
                                   Chief Accounting Officer




                     Washington, D.C.  20549




            ________________________________________

                           EXHIBITS TO
                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               June 30, 1999                 Number 0-16323



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

       Registrant's telephone number, including area code:
                         (512) 753-6500

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)



INDEX TO EXHIBITS


No.                     Description                      Page

 4   Employee Stock Option Plan

10   Purchase  Order  from Electrosource International,
     Ltd.

27   Financial Data Schedule