Form 10-Q
period 1999-09-30
ELECTROSOURCE INC
filed 1999-11-15
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               OR

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

Yes  __  No __

             APPLICABLE  ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,276,631 as of November 10, 1999.


                  INDEX TO FINANCIAL STATEMENTS
                       September 30, 1999


ELECTROSOURCE, INC.              COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

     Condensed Balance Sheets at September 30, 1999  (Unaudited)
       and December 31, 1998                                     Page  3

     Condensed Statements of Operations for the three and nine
       months ended September 30, 1999 and 1998 (Unaudited)      Page  4

     Condensed Statements of Cash Flows for the nine months ended
       September 30, 1999 and 1998 (Unaudited)                   Page  5

     Notes to Condensed Financial Statements (Unaudited)         Page  6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Unaudited)             Page  9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                     Page 12

  Item 2.  Changes in Securities                                 Page 13

  Item 3.  Defaults On Senior Securities                         Page 13

  Item 4.  Submission of Matters to a Vote of Security Holders   Page 13

  Item 5.  Other Information                                     Page 13

  Item 6.  Exhibits and Reports on Form 8-K                      Page 13

INDEX TO EXHIBITS                                                Page 16


                 Part I - Financial Information

Item 1.  Financial Statements

                       Electrosource, Inc.
                    Condensed Balance Sheets

                                             September      December
                                              30, 1999       31, 1998
                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $    5,844    $   207,246
  Trade receivables                          1,024,529        109,520
  Inventories                                  173,478        350,464
  Prepaid expenses and other assets             32,258         29,938

TOTAL CURRENT ASSETS                         1,236,109        697,168

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $4,152,735 in 1999 and
  $4,028,762 in 1998)                        2,919,286      3,462,157

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,188,012 in 1999 and
  $2,046,397 in 1998)                          860,662      1,002,277

OTHER ASSETS                                    53,250         55,500

TOTAL ASSETS                                $5,069,307     $5,217,102

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   854,412     $  948,528
  Accrued liabilities                        1,407,150      1,308,346
  Deferred revenue and advance payments
    on batteries                               396,759        649,893
  Current portion of capital lease
    obligations                                 84,165         77,006

TOTAL CURRENT LIABILITIES                    2,742,486      2,983,773

CAPITAL  LEASE OBLIGATIONS
  (less current portion)                         7,463         71,512

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per share,
    Authorized 50,000,000 shares; issued
    and outstanding 11,276,631 in 1999
    and 8,434,531 in 1998                   11,276,631      8,434,531
  Preferred Stock, par value $1.00 per
    share; authorized 10,000,000 shares,
    no shares issued or outstanding                  -              -
  Common Stock subscription receivable        (467,663)      (467,663)
  Warrants                                           -              -
  Paid in capital                           51,481,594     51,446,504
  Accumulated deficit                      (59,971,204)   (57,251,559)

                                             2,319,358      2,161,817

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 5,069,307   $  5,217,102


See notes to financial statements.


                       Electrosource, Inc.
         Condensed Statements of Operations (Unaudited)



                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  1999        1998        1999           1998
Revenues
  Battery sales              $   152,230   $  480,760   $  427,204   $  869,380
  Project revenue                632,312      413,290    1,097,498      628,246
  Other income                    53,338            -      108,154            -
  Interest income                     13        4,636           77       33,209

                                 837,893      898,687    1,632,933    1,530,835
Costs and expenses
  Manufacturing                  569,167    1,076,316    1,897,466    2,811,005
  Selling, general and
    administrative               171,635      399,243      736,290    1,582,010
  Research and development       387,795      347,676      939,843    1,427,318
  Technology license and
    royalties                     25,000       25,000       75,000       75,000
  Depreciation and
    amortization                 223,589      432,945      690,687    1,344,018
  Interest expense                 3,866        6,086       13,292      356,507

                               1,381,052    2,287,266    4,352,578    7,595,858

Loss before extraordinary
  gain                          (543,159)  (1,388,579)  (2,719,645)  (6,065,023)

Extraordinary gain from early
  extinguishment of debt (Note D)      -            -            -    3,532,045

Net income (loss)              $(543,159) $(1,388,579) $(2,719,645) $(2,532,978)

Net income (loss) per
  common share                    $(0.05)      $(0.22)      $(0.28)      $(0.45)

Average common shares
  outstanding                 10,695,327     6,209,941    9,652,391   5,657,608

See notes to condensed financial statements.


                       Electrosource, Inc.
         Condensed Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     1999        1998
OPERATING ACTIVITIES
  Net loss                                     $(2,719,645)   $(2,532,978)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Equity instruments for consulting services         -        300,000
   Depreciation and amortization                   684,486      1,344,019
   Non-cash interest expense                        44,888        359,571
   Amortization of prepaid lease expense                 -        319,605
     Extraordinary gain from early -
       extinguishment of debt                            -     (3,532,045)
  Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables      (915,009)      (226,032)
    (Increase) decrease in inventories             176,986        (45,193)
    (Increase)  decrease in prepaid  expenses
       and other assets                                (70)        39,230
    Decrease in accounts payable and
      accrued liabilities                          (40,200)      (188,063)
    Increase (decrease)in deferred revenue
      and advanced payments on batteries           (253,134)    1,076,244

CASH USED IN OPERATING ACTIVITIES                (3,021,698)   (3,085,642)

INVESTING ACTIVITIES
 Purchases of property and equipment, net           (56,890)      (94,363)
CASH USED IN INVESTING ACTIVITIES                   (56,890)      (94,363)

FINANCING ACTIVITIES
  Proceeds from issuances of convertible notes
    payable and related warrants to purchase
    Common Stock                                          -     1,000,000
  Payment of notes payable and capital  lease
    obligations                                           -    (1,554,403)
  Proceeds from issuances of common stock, net    2,877,186     3,000,000
  Decrease in restricted cash                             -        81,604
CASH PROVIDED BY FINANCING ACTIVITIES             2,877,186     2,527,201

INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                 (201,402)     (652,804)

Cash and cash equivalents at
  beginning of period                               207,246       782,918

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    5,844    $  130,114

See notes to condensed financial statements.

Electrosource, Inc.
September 30, 1999
Item 1.  Notes of Condensed Financial Statements (Unaudited)

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

NOTE B - INVENTORIES
                                        1999        1998

      Raw materials                   $137,080    $147,235
      Work in progress                  35,544      61,499
      Finished goods                       854     141,730
                                      $173,478    $350,464


NOTE C - PROPERTY AND EQUIPMENT

                                        1999        1998

      Office equipment              $  801,610   $  801,610
      Production and lab equipment   5,394,491    5,388,291
      Leasehold improvements           875,920    1,301,018

                                     7,072,021    7,490,919

      Less-accumulated depreciation
        and amortization            (4,152,735)  (4,028,762)

      Total Property and Equipment  $2,919,286   $3,462,157

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

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal District Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. The appeal was successful and the case was remanded to the U.S. Federal District Court which ruled in favor of the Company in 1999.

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


NOTE G - LIQUIDITY

Under the terms of an Agreement entered into with the Company  in
June  1998, Kamkorp Limited ("Kamkorp") agreed to provide  up  to
$6,000,000   of  equity  funding  for  6,000,000  Common   Shares
("shares")  at $1.00 per share. In addition, Kamkorp was  granted an  option to purchase up to 3,000,000 shares at $1.00 per  share under  the  initial agreement. On October 27, 1999,  the  Company granted  Kamkorp  an  option to purchase an additional  3,000,000
shares of its Common Stock at a price of $1.00 per share.   These
latest options expire as to 2,000,000 shares in six months, 500,000 shares in nine months, and 500,000 shares in twelve months.
Kamkorp is the beneficial owner of 12,000,000 shares representing
72.3% of the Company's Common Stock if all options to Kamkorp are exercised. As of November 10, 1999, Kamkorp has paid for and been issued 6,680,000 shares at $1.00 per share, representing 59.2% of the Company's outstanding Common Stock at that date.

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

During the nine months ended September 30, 1999, existing battery orders  and  contract work have not been adequate to sustain  the
Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. As of November 15,
1999, the Company has not met its obligations to pay certain monthly operating costs including building rent, corporate liability insurance premiums, worker's compensation insurance premiums, telephone billings, property tax payments, employee health insurance premiums, equipment operating leases and numerous smaller operating costs. The Company anticipates that funds will be available from Kamkorp in an amount sufficient to alleviate this problem; however, Kamkorp is not obligated to provide additional funds, and there is no assurance that the funds will be forthcoming. The Company has approximately $750,000 of outstanding accounts payable greater than 30 days past due, most of which is payable to raw material suppliers, some of which date back to June 1998. Certain of these vendors have
hreatened legal action for non-payment of invoices.    One such  vendor
sued  the  Company in May  1999  for  approximately $12,000  and the
suit was settled in the third quarter.   Another vendor sued the
Company in October 1999 for approximately $12,000 and this suit has not yet been settled.

Funding from Kamkorp, additional battery orders, or other financing will be required in the fourth quarter of 1999 to continue operations and to maintain compliance with the minimum listing standards of The Nasdaq Stock Markets ("Nasdaq"). The Company is discussing the possibility of accelerated financing from Kamkorp, which could be provided under the terms of the Agreement through Kamkorp's exercise of all or a portion of its options to purchase the balance of 5,320,000 shares of the Company's Common Stock at $1.00 per share.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on Nasdaq. In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities) and the Company's closing stock price cannot fall below $1.00 per share for 30 consecutive trade dates. On February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive trade dates and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 calendar days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive trading days to satisfy the requirement. This requirement was met on or about February 18, 1999. As of March 31, 1999, the Company's net
tangible  assets  were less than $2,000,000.  As  a  result,  the
Company   was   not  in  compliance  with  the  minimum   listing
requirements of Nasdaq and advised Nasdaq of that fact. The Company anticipated that Kamkorp would make an additional equity investment in the Company in April 1999 sufficient to bring it into  compliance; this did not occur due to delays in  completing
renegotiation   of  outstanding  battery  orders   with   Kamkorp
affiliates. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of
Nasdaq  in  light  of  the  "going  concern"  opinion  from   its
independent auditor. To address this concern, Nasdaq requested a detailed letter from the Company on or before April 30, 1999, discussing the Company's plans to address the specific items that led  to  the issuance of the "going concern" opinion, an expected
timeline   for  resolution  of  these  items  and  a   discussion
explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq. The
Company   complied  with  this  request  on   April   30,   1999.
Additionally, on May 20, 1999, the Company received notice that since the Company failed to meet the requirement for net tangible assets of $2 million on the March 31, 1999 Form 10-Q, the Company would be required to submit before June 4, 1999, a proposal for achieving compliance. This proposal was submitted June 3, 1999.
The Nasdaq Staff responded to both of these issues in a letter dated July 14, 1999. The Staff has reviewed the Company's plan for regaining and maintaining compliance and stated while the Staff has determined that the Company will not be delisted due to its previously cited failures to comply, they have determined to apply more stringent reporting requirements. The Company is required to submit an internal balance sheet and statement of operations for the period ended July 31, 1999 by August 20, 1999. Thereafter, until further notice, the Company is required to submit by the 20th of each month, an internal balance sheet and statement of operations for the preceding month's end. The Company has complied with this requirement. The Company is required to keep Nasdaq apprised of all material events and any changes in its financial statements. Should the Company fail to maintain
$2 million net tangible assets, the Staff will issue a formal delisting letter to the Company.

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Unaudited)

Financial Condition

The Company's cash balance decreased from $207,246 to $5,844 during the nine months ended September 30, 1999, as a result of operating losses in excess of equity sales. Subsequent to September 30, 1999, additional equity funding from Kamkorp and funds from customers have been received to sustain operations. Trade receivables increased from $109,520 to $1,024,529 during the nine months ended September 30, 1999 as a result of increased research and development billings under an agreement between the Company and Frazer-Nash Research, Inc. Inventories declined from $350,464 to $173,478 as a result of battery shipments for orders outstanding at the end of the year and shipments throughout the first nine months of 1999.

As of November 15, 1999, the Company has not met its obligations to pay certain monthly operating costs including building rent, corporate liability insurance premiums, worker's compensation insurance premiums, telephone billings, property tax payments, employee health insurance premiums, equipment operating leases and numerous smaller operating costs. The Company anticipates that funds will be available from Kamkorp in an amount sufficient to alleviate this problem; however, Kamkorp is not obligated to provide additional funds, and there is no assurance that the funds will be forthcoming.

The Company sold 800,000, 1,300,000, and 680,000 shares of Common Stock to Kamkorp for $1.00 per share in the quarters ended March 31, June 30, and September 30, 1999, respectively; participants in the Company's stock option plans exercised options for 51,000 and 11,000 shares of Common Stock in the aggregate for a total consideration of approximately $80,000 and $17,000 in the quarters ended March 31 and June 30, 1999, respectively.

Results of Operations:

Revenues.    The  Company  had  battery  sales  of  approximately
$152,000 and $427,000 for the three and nine months ended September 30, 1999 compared to $481,000 and $869,000 for the three and nine months ended September 30, 1998. The decrease in sales to Chrysler and Lockheed Martin is the reason for the lower revenues in 1999 as compared to 1998. Approximately 30% of the 1999 and 27% of the 1998 battery sales, were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program. Chrysler announced its decision to use Nickel-Metal-Hydride batteries in its electric minivan for the 1999 model year. Any significant sales to Chrysler for the remainder of 1999 and sales beyond this period are uncertain. The majority of the remainder of 1999 battery sales were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they are producing for testing and evaluation. Sales of batteries to Lockheed Martin are expected to increase slightly throughout 1999. Approximately 36% and 11% of the 1999 and 1998 battery sales, respectively, were to Lockheed Martin. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York City Transit Authority is currently testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The tests have been completed and were successful. The New York City Transit Authority may place an order for the hybrid buses powered by Horizon batteries in the fourth quarter of 1999; however, the amount and timing of such orders remains uncertain. The remainder of battery sales were to various customers for testing and evaluation.

The Company received a purchase order in June 1999 for 8,000 12H85 batteries from Electrosource International Limited ("EIL") for delivery beginning in the third quarter of 1999 with completion of the order in the first quarter of 2000. The Company delivered 290 batteries against this order in the quarter ended September 30, 1999 and is scheduled to deliver 694 batteries in the quarter ended December 31, 1999. EIL is the international marketing company and is affiliated with Kamkorp. This order replaces a previous order for 5,800 batteries of which 2,062 were shipped. These battery sales represent 42 percent of the battery sales in 1998 and 11 percent of battery sales in 1999.


The Company had project revenue of approximately $632,000 and $1,097,000 for the three and nine months ended September 30, 1999 compared to $413,000 and $628,000 for the three and nine months ended June 30, 1998. The Company had approximately $501,000 and $683,000 of project revenue for the three and nine months ended September 30, 1999, under an agreement with Frazer-Nash Research Limited for the continued research and development of the Company's battery technology. The Company also had $100,000 of other income from Electrosource International, Ltd. ("EIL") for marketing assistance to complete negotiations for an order of 8,000 of the Company's 12H85 batteries. This order from EIL follows receipt of an order from Perusahaan Otomobil Elektrik (Malaysia) Sdn. Bdh. ("POEM"). The remaining revenue generated in 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE"). The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries. Similar programs were in progress in 1998. Project revenue is expected to decrease throughout 1999 as some of the DARPA programs were completed in early 1999.

Costs and Expenses. Total costs were significantly lower in the three and nine months ended September 30 , 1999 compared to the three and nine months ended September 30, 1998. Manufacturing costs were lower in 1999 primarily due to savings associated with the non-production of batteries in the three quarters such as lower utilities, consumables/equipment and hazardous waste removal costs, etc. Additionally, certain operating leases for manufacturing equipment began to expire in late 1998 and early 1999 reducing 1999 manufacturing lease expense. Some of these expired leases pertain to equipment necessary for production and will have to be renegotiated, so that the expense reduction will be only temporary to that extent. The per battery cost of building  batteries  (direct  material  and  direct  labor)  also decreased throughout 1998 contributing to the decline in manufacturing costs in 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs have decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998, primarily due to labor reductions throughout 1998 and early 1999 in middle management and executive management positions combined with reductions in travel costs. Such costs are expected to begin increasing as the level of production activity increases.

Research and development costs have decreased for the nine months ended September 30, 1999 compared to the same period in 1998 due to the reduction in work on development programs in 1999, primarily SMH Automobile S.A. ("SMH"), which terminated its contract with the Company in mid-1998 and a reduction in work on the Fiat Auto ("Fiat") program associated with the current shortage of raw materials. In addition, the Company incurred approximately $200,000 of costs in the first quarter of 1998 on improvements in manufacturing processes and joint research and development efforts with Corning Incorporated ("Corning"). This program was terminated by Corning in mid-1998. Research and development costs are expected to remain at approximately the same level throughout 1999.

Depreciation and amortization costs decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998, primarily due to the full amortization of purchased technology in October 1998, which resulted in a monthly decrease of approximately $67,000 in amortization. The remainder of the decrease in 1999 is due to the full depreciation of various production pieces of equipment in 1998 and 1999 which remain in use.

Interest costs decreased in 1999 as the Company's outstanding debt obligations to Corning were fully settled in June of 1998, following the equity funding from Kamkorp.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE G - LIQUIDITY" to the interim financial statements, which is incorporated into this
Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. Additionally, the Company has agreed to pay
$300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000, which did not occur. As a result of this transaction, a Common Stock subscription receivable of $467,663 was recorded. The Company's closing market price as reported by Nasdaq on November 10, 1999 was $1.00. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock improves, based on current market prices of the Company's Common Stock, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.

Significant capital expenditures will be required in the future to further automate and achieve consistency in the production process; however, such expenditures are not expected to be significant in 1999 to satisfy current battery orders. There were no significant capital commitments at September 30, 1999.

The Company terminated the employment of Gary Sams, an officer of the Company, in January 1999. On March 10, 1999, Mr. Sams filed an action in the 207th Judicial District Court (Hays County, Texas), claiming that he is entitled to compensation under a Severance Agreement entered into between the Company and Mr. Sams in May 1998. The suit seeks damages representing, in summary, compensation at his beginning salary rate for the period of time that Mr. Sams remains unemployed (or six months, whichever is less), the amount of premiums paid for health and group life insurance coverage, housing costs and attorneys fees. The Company disputes the claim for damages and will vigorously defend the action. No liability has been recorded in the financial statements at September 30, 1999 for this uncertainty as management is unable to determine the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable.

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


                   Part II - Other Information
Item 1.   Legal Proceedings

In September 1996, the Company received a demand from HBTL to arbitrate damage claims for alleged breach of the Agreement. HBTL claimed damages of approximately $5.1 million for its expenses and lost profits related to the Agreement. The Company disputes the claim for damages and will vigorously defend any action taken by HBTL to pursue the claims. The Company also filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that HBTL had no right to arbitration or monetary relief. HBTL contested jurisdiction and removed the proceedings to the U.S. Federal District Court. The Federal District Court to which the action was removed ruled that it did not have personal jurisdiction over HBTL and therefore had no power to hear the case. The Company filed an appeal in the U.S. Fifth Circuit Court of Appeals from the final judgment and rulings in the Federal District Court, which denied jurisdiction. The appeal was successful and the case was remanded to the U.S. Federal District Court which ruled in favor of the Company in 1999.

The   Company  was  sued  in  October,  1999  by  a  vendor   for
approximately $12,000 for past due invoices, attorney's fees and court costs. This lawsuit has not yet been settled.

The Company was sued in May, 1999 by a vendor for approximately
$11,000 for past due invoices, attorney's fees and court costs. The Company has subsequently paid the amount due the vendor, including attorney's fees. The lawsuit was dismissed.

Item 2.   Changes in Securities

The Company sold 800,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the first quarter. Of these shares, 600,000 were issued during the quarter and 200,000 were issued later, although the subscription price receivable for these later-issued shares is reflected in paid in capital at March 31, 1999. The Company issued an additional 1,300,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the second quarter of 1999. The Company issued an additional 680,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the third quarter of 1999.

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

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

      4.    Kamkorp Limited Stock Option Agreement
     10.    Consulting Agreement-W. Laubach
     27.    Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports   on  Form  8-K  filed  during  the  quarter   ended
     September 30, 1999 were:

       August 11, 1999   Resignation of Ernst & Young as independent auditors
       October 7, 1999   Amended-Resignation of Ernst & Young as
         independent auditors


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:   November 15, 1999

                               ELECTROSOURCE, INC.



                                        /s/
                               Benny E. Jay
                               President and Chief Executive Officer


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




            ________________________________________

                           EXHIBITS TO
                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


              For the quarter ended              Commission File
               September 30, 1999                 Number 0-16323



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

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)




INDEX TO EXHIBITS


No.                       Description                       Page

 4           Kamkorp Stock Option Agreement

10           Consulting Agreement-W. Laubach

27           Financial Data Schedule