Form 10-K
period 1999-12-31
ELECTROSOURCE INC
filed 2000-03-28
CIK 823927

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999.
                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________to______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 2000, 13,154,300 common shares were outstanding and the aggregate market value of the common shares held by non-affiliates (based on the closing price of these shares of $16.00, as reported by NASDAQ at the close of business on March 24, 2000) was approximately $210,468,800.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

Portions  of  the  Company's Definitive Proxy Statement  for  the
Annual Meeting of Shareholders scheduled to be held on June 14, 2000, are incorporated by reference into Part III hereof.


                             PART I

Item 1.  Business.

General

Electrosource, Inc. ("ELSI" or the "Company"), is an energy storage solutions company engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. The Horizon battery utilizes plate grids made from a patented coextruded wire and a special paste mixture. The Company is focusing its efforts on development of Horizon battery technology for use in many applications including hybrid power vehicles, electric vehicles, neighborhood electric vehicles, electric scooters, lawn and garden tools, power management and starting power.

The principal executive offices of the Company are located at 2809 Interstate 35 South, San Marcos, Texas 78666, and its telephone number is (512) 753-6500.

Significant Events

During 1999, the Company continued to receive equity financing under an Agreement, which was entered into on June 2, 1998, with Kamkorp Limited, a private limited company incorporated in England ("Kamkorp"), for up to $6,000,000 of equity financing. Kamkorp is a management holding company, holding shares in a number of companies including Frazer-Nash Research Ltd. (FNR), Frazer-Nash Research, Inc. (FNRI), and Electrosource International Ltd. (EIL). Kamkorp also has options to purchase an additional 3,000,000 shares at $1.00 under this original agreement. In addition, in October 1999 Kamkorp was granted the option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00. At December 31, 1999, Kamkorp is the record holder of 7,480,000 shares or 61.6% of the Company's 12,137,699 outstanding shares of Common Stock and is the beneficial owner of 12,000,000 shares or 70% of the Company's Common Stock. Kamkorp appointed three members to the Company's nine-member Board of Directors in 1998 under the original Agreement (See Note G - Liquidity).

The Horizon Battery

The Company has concentrated its efforts on the design of a new concept of lead-acid battery employing coextruded wire in plates oriented in the horizontal plane, as opposed to the vertical plane orientation of conventional batteries. This battery concept, named "Horizon," enables design of a lead-acid battery with significantly higher energy density than is possible with conventional battery design. We believe the Horizon design may ultimately prove to be more economical to manufacture than conventional batteries due to the elimination of several steps in the manufacturing process. Several hundred prototypes and production versions of the Horizon battery have been built and tested in a variety of configurations. Testing by the Company and by third parties indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. The Company also believes the Horizon battery has a number of applications other than electric vehicles, such as hybrid powered vehicles, portable power tools such as lawn and garden tools, electric power management, uninterruptible power and for starting, lighting and ignition ("SLI") batteries for automobiles and aircraft. The Company has designed various prototype batteries for such applications which are currently under evaluation by customers.

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

Compression Cage During the development stage of the Company, we learned through battery life testing that the plates and separators in a sealed lead-acid battery must be kept under a constant compression in order to achieve high cycle life. The Company developed and patented an idea to encase the plates and separators in a "compression cage" to comply with this requirement.

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

The Company has initiated strategic business relationships and cooperative development agreements with companies and government agencies in all of the above markets. Management believes that in 2000 some of these customers could move from test phases to integration of Horizon technology into their commercial products.

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


Patents and Protection of Technology

Prior to May 1990, the Company held an exclusive sublicense from Tracor, Inc. ("Tracor") under several US patents covering the coextruded wire and the coextrusion apparatus for producing composite wire for use only in lead-acid battery applications.
In May 1990, Tracor assigned to the Company all rights under the original license agreement between Tracor and Blanyer-Mathews, the inventors of the coextrusion technology. This assignment terminated the sublicense between Tracor and the Company and allowed the Company to apply the technology outside of the area of lead-acid storage batteries, if any such applications are available. The license assigned to the Company expires concurrently with the patents, the earliest of which expires in 2004, and requires payment of annual minimum royalties to Blanyer-Mathews the greater of $100,000 or sales-based royalties equal to 1/2 percent of sales for battery applications. The license becomes non-exclusive in the event the Company defaults in its obligation to pay the minimum royalty. The license may be terminated by the licensor in the event that the Company defaults in its obligation to pay sales-based royalties or enters bankruptcy. The Company is responsible for the maintenance and administration of the licensed patent. Under the terms of the assignment, the Company is to pay Tracor a royalty of four percent on all technology sales unrelated to lead-acid storage batteries for the term of the license.

In March 1990, a patent was issued to the Company covering an energy-active material formulation, including the processes for manufacturing this material. In October 1990, a US patent was issued to the Company for the Horizon battery design. In September 1989, a patent was issued to the Company covering the battery grid and its producing method. In April 1995, a patent was issued to the Company covering the battery plate compression assembly. In 1999, the Company was granted a "composition-of-matter" patent covering the lead-glass composite material produced by the Company. This provides an additional seventeen years of protection of this critically important advanced material on which the Horizon technology is based.

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

The Company incurred approximately $1,300,000, $1,800,000, and $2,500,000 in research and development costs in the years ended December 31, 1999, 1998, and 1997, respectively, of which approximately $448,000, $415,000, and $1,400,000 related to customer sponsored research activities in the years ended December 31, 1999, 1998, and 1997, respectively.

Backlog

The Company's backlog was approximately $1,892,000, $410,000, and $210,000, respectively, in battery orders at December 31, 1999, 1998, and 1997. As of December 31, 1999, the Company has a backlog of approximately $510,000 in project revenue.

Export Sales

During 1999, 1998, and 1997, the Company earned revenue of approximately $1,286,000, $360,000, and $1,100,000, respectively, from sales of Horizon batteries and project services to foreign customers.

Customer Concentration

A significant portion of the Company's total revenue from battery sales, project revenue and all other sources (approximately 6%, 39%, and 37% in 1999, 1998, and 1997, respectively) was generated from Chrysler Corporation ("Chrysler"). In December 1997, Chrysler announced its decision to use nickel-metal hydride batteries made by a competitor in its electric vehicles. Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain.

Approximately 19% of the Company's 1999 battery sales were to Electrosource International Limited ("EIL"), an affiliate. Management of the Company believes that sales to EIL will increase as a percentage of total sales. The Company is economically dependent on this affiliate and its parent company, Kamkorp Limited ("Kamkorp") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). Kamkorp is a significant shareholder with representation on the Company's Board of Directors. The Company is dependent on cash payments from Kamkorp to continue operations on a day-to-day basis.

EIL's customer for the batteries is Perusahaan Otomobil Elektrik
(Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, engaged in the production of the electric vehicles developed by Kamkorp.

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

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has previously incurred significant costs in installing equipment to manage and control hazardous substances and pollution. As part of its on-going operations, the Company incurred $75,000, $68,000, and $37,000 in non-capital expenditures in 1999, 1998, and 1997, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs to date. The management of the Company believes that the Company is currently in compliance with all applicable local, state, and federal environmental rules and regulations in all material respects.

Management is not currently aware of any material infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

Employees

As of March 24, 2000, the Company employed 50 full-time employees.

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

Item 3.  Legal Proceedings.

In December 1996, the Company filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that Horizon Battery Technologies, LTD. ("HBTL") had no right to arbitration or monetary relief under a "Know-How License Agreement". HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court ruled that it did not have personal jurisdiction over HBTL. The Company successfully appealed in the U.S. Fifth Circuit Court of Appeals. In September 1999, the District Court granted summary judgement in favor of the Company. No further proceedings are anticipated since no appeal was filed by HBTL.

The Company has approximately $1,000,000 of outstanding accounts payable, most of which is payable to raw materials suppliers and service providers, some of which is considerably past due. One vendor sued the Company in May 1999 for approximately $12,000 and the suit was settled in the third quarter. In the first quarter of 2000, six vendors have filed suits against the Company. Five of these vendors have accepted pay out agreements for the amounts owed and the remaining one is in negotiation for a pay out agreement.

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

                      High       Low

1998
     First Quarter    2 5/8      3/8
     Second Quarter   3          19/32
     Third Quarter    2 9/16      7/8
     Fourth Quarter   1 5/8      5/8

1999
     First Quarter    3 1/4      5/8
     Second Quarter   1 7/8      1
     Third Quarter    1 5/8      13/16
     Fourth Quarter   5 3/4      13/16


The transfer agent and registrar for the Common Stock of the Company is Harris Trust and Savings Bank, Shareholder Services
311-11, 311 West Monroe, Chicago, IL  60606 (phone 312-360-5475).

The approximate number of record holders of Common Stock at March
20, 2000, was 3,365.


Dividends and Dividend Policy

The Company has paid no dividends on its Common Stock to date and does not anticipate paying dividends on the Common Stock currently or in the foreseeable future. Further, the Company currently has a deficit in its "surplus" account (defined as the excess of net assets over par value of shares outstanding) which, under Delaware corporate law, precludes any distributions to shareholders in a given year unless the Company reports net income in that year or the preceding year, in which case dividends could be paid to the extent of net income for the year in which the dividend is declared and net income for the fiscal year immediately preceding the year of declaration. In the event that the earnings of the Company permit payment of dividends under Delaware law, the timing and amount of such dividends will be determined by the Board of Directors in light of the Company's earnings, financial condition and capital requirements.


Item 6.  Selected Financial Data.

                      (In thousands, except per share data)
                              Year Ended December 31,
                               1999      1998      1997      1996      1995

Revenues                      $2,203    $2,380    $3,244    $3,563     $3,278
Loss before
  Extraordinary Gain         $(3,466)  $(5,862)  $(7,833)  $(7,825)  $(20,508)
Extraordinary Gain                 -    $2,331         -         -          -
Net Loss                     $(3,466)  $(3,530)  $(7,833)  $(7,825)  $(20,508)
Basic (and diluted) Loss per
  Share-continuing operations $(0.34)   $(0.95)   $(1.91)   $(2.13)    $(9.76)
Basic (and diluted)
  Loss per Share              $(0.34)   $(0.57)   $(1.91)   $(2.13)    $(9.76)
Dividends per Share             None      None      None     None        None


                             As of Year Ended December 31
                                 1999      1998      1997      1996      1995

Working Capital (Deficit)      $(1,115)  $(2,287)  $(1,675)  $(2,845)   $1,556
Total Assets                    $5,407    $5,217    $8,006    $9,488   $15,277
Shareholders' Equity            $2,505    $2,162    $1,492    $3,847    $1,240
Long-Term Obligations                -       $72    $2,949    $1,768   $11,324

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

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this report, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, the dependence of the Company upon a few key customers, the invention of technology which might limit the value of the Company's products, the invention or discovery of new/alternative energy sources which might limit the value of the Company's products, the lack of capacity of the Company to manufacture products to fulfill new orders, delisting of the Company's Common Stock on NASDAQ, delays in shipment or cancellation of orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission.


Results of Operations

During 1999, the Company continued to receive equity financing under an Agreement, which was entered into on June 2, 1998, with Kamkorp Limited, a private company organized in England ("Kamkorp"), for up to $6,000,000 of equity financing. Kamkorp also has options to purchase an additional 3,000,000 shares at $1.00 under this original agreement. In addition, in October 1999 Kamkorp was granted the option to purchase an additional 3,000,000 shares of the Company's Common Stock at $1.00. At December 31, 1999, Kamkorp is the record holder of 7,480,000 shares or 61.6% of the Company's 12,137,699 outstanding shares of Common Stock and is the beneficial owner of 12,000,000 shares or 70% of the Company's Common Stock. Kamkorp appointed three members to the Company's nine-member Board of Directors in 1998 under the original Agreement.

The Company continued to maintain operations with a reduced workforce throughout the year as a result of limited funding and the inability to generate battery orders sufficient to warrant an increase in staffing. While Kamkorp has provided substantial amounts of financing to the Company to date
($7,480,000), Kamkorp is not legally required to make future advances. However, Kamkorp has acknowledged to the Company that it intends to continue providing equity funding to the Company in 2000 to fund day-to-day operations.

The Company received a purchase order in June 1999 for 8,000 12H85 batteries from Electrosource International Limited ("EIL") for delivery beginning in the third quarter of 1999 with completion of the order in the first quarter of 2000. The Company delivered 444 batteries against this order during the year ended December 31, 1999 and is scheduled to deliver the remainder of the order in 2000. EIL is the international
marketing company and is affiliated with Kamkorp.   The delivered
battery sales represent 19% of the battery sales for 1999.

The Company received a purchase order in December 1999 for 6,000 12C25 batteries from Frazer-Nash Research Limited (FNR) for delivery beginning in the first quarter of 2000 with completion of the order in April. FNR is a private limited company incorporated in England, and is a wholly owned subsidiary of Kamkorp. Its principle activity is the design and development of advanced electric vehicles and a range of electronic products for the consumer, telecommunications and automotive industries. The 12C25 battery has been specified by Frazer-Nash Research Limited as the battery for all of the electric vehicles to be supplied to the Sydney 2000 Olympic Games. Frazer-Nash is the exclusive supplier of electric vehicles to the Olympic Games.

In late 1998 management made the decision to concentrate all research and development activity on developing new batteries suitable for mass markets such as vehicles, UPS systems, hybrid electric vehicles and electric vehicles. The external development programs which remain active are those with the Defense Advanced Project Agency ("DARPA"), the Department of Energy ("DOE") and Horizon Aircraft. All others programs have been terminated by the customer or the Company. Such terminations did not have a material adverse effect on the financial position of the Company.

Sales of existing battery types did not increase as expected in 1999 due to delays in orders from Lockheed Martin and others testing the battery for use in new products in emerging markets. Generally, testing of products by customers has taken longer than expected because of difficulties in integration of battery packs in new products. Battery packs are being tested simultaneously with other newly designed components in customer products.

Revenue

The Company generated project revenue of approximately $1,603,000, $736,000, and $2,234,000 for the years ended December
31, 1999, 1998, and 1997, respectively. Essentially all of the remaining project revenue generated in 1999 was from cooperative development and research agreements with DARPA and DOE for Hybrid Electric Vehicle ("HEV") and Electric Vehicle ("EV") applications. All projects are for lead-acid batteries with the exception of the DOE program in which the Company is working on a lithium polymer which may eventually be used in batteries for a wide variety of applications. During 1998, approximately $215,000 of revenue generated was from the final resolution and settlement of a program with a customer which remains confidential. Battery orders from this customer are not expected in the near future, if at all. During 1997, approximately $1,500,000 of revenue was generated from SMH Automobile S. A. ("SMH"), DARPA and Fiat for the development and/or evaluation of batteries and battery packs for HEV and EV applications and $645,000 was generated from Chrysler for various engineering, environmental and other tests performed on the 12H85 battery. The SMH program was terminated by the customer in 1998 and in late 1997 Chrysler announced its decision to use nickel-metal-hydride batteries made by a competitor. Project revenue is expected to continue to decline in 2000 as the Company focuses its efforts on sales of its standard production batteries.

The Company had battery sales of approximately $490,000, $955,000, and $915,000 for the years ending December 31, 1999, 1998, and 1997, respectively. Approximately 19% and 38% of 1999 and 1998 battery sales, respectively, were to EIL. The Company is economically dependent on Kamkorp and its affiliates (See Liquidity and Capital Resources section below.) Management expects sales to Kamkorp and its affiliates to increase as a percentage of total battery sales and for the group to remain the largest collective customer for Horizon batteries in 2000. Approximately 26%, 28%, and 56% of 1999, 1998, and 1997, battery sales, respectively, were to Chrysler. Chrysler announced its decision to use Nickel-Metal-Hydride batteries in its electric minivan for the 1999 model year, however, it has continued to order a small number of batteries from the Company for further testing and evaluation. However, Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain. Approximately 32%, 12% and 28% of 1999, 1998 and 1997 battery sales, respectively, were to Lockheed Martin for use in HEVs and EVs they are producing for fleet consumers for testing and evaluation. Sales of batteries to Lockheed Martin are expected to increase in 2000. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion Bus Company and others. The New York Transit Authority has been testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The tests have been completed and were successful. Following the favorable results, the New York Transit Authority placed an order with Orion, in December 1999, for the hybrid buses powered by Horizonr batteries. However, the amount and timing of any order for batteries for the Company remains uncertain. The remainder of battery sales in all years were from numerous customers requesting batteries for testing and evaluation. Management expects the level of battery sales to increase beginning in the second quarter of 2000, at which time battery orders from EIL are expected to increase. Additionally, the Company has received Federal Aviation Administration ("FAA") certification of its battery designs used in the helicopter starting applications, and expects that interest in this battery design will be increasing. However, the amount and timing of any sales of this battery design remains uncertain. The majority of these applications are in emerging markets and the entry of final products into such markets is difficult to predict.

During 1998, the Company received a $1,104,275 purchase order from Chrysler, which replaced an earlier purchase order for $1,400,000. The $1,104,275 purchase order was paid in full in 1998. Chrysler designated $656,100 for the purchase order as a cancellation fee from the previous order and $448,175 for batteries to be delivered in 1998 and 1999. During 1998, the Company recorded $656,100 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. Approximately $171,000 of the battery revenue remains deferred at December 31, 1999 and will be recognized upon shipment of the batteries in 2000.

Costs and Expenses

Manufacturing costs decreased by approximately $1,095,000 or 31% during 1999 as the Company continued to maintain operations with a reduced workforce throughout the year. Manufacturing costs have remained high as a percentage of battery sales primarily due to the fact that the Company has not had the capital required to further automate the production processes or purchase materials at higher volumes to receive better pricing. Fixed facility costs of leasing and maintaining its 88,000 square foot facility are also a significant expense. Management expects that manufacturing costs can decrease as a percentage of battery sales if, and when, volume production begins; however, additional capital will be required for manufacturing tooling required for higher production volumes in order to achieve manufacturing efficiencies and to lower raw material costs.

Selling, general and administrative costs decreased by approximately $998,000 or 52% during 1999 primarily based on the actions taken in February 1998 to reduce the workforce and to control costs. Costs were also reduced significantly for travel, legal, accounting and consulting fees. Management expects selling, general and administrative costs to remain relatively constant in 2000 until battery orders and production levels warrant additional support sales and administrative staff and associated costs.

Research and development costs decreased by approximately $543,000 or 30% in 1999 due to the decrease in work on programs, primarily SMH and Chrysler. The amount of development work and related costs have not decreased proportionately with revenue as a larger proportion of development work and related costs were incurred in 1999 on programs which did not generate revenue and on cost-share programs which generate less revenue than commercial programs. Research and development costs had increased by approximately $1,040,000 or 72% in 1997 due to the significant increase in development work in 1997 associated with the custom design of numerous batteries and battery packs for customers (SMH, Fiat, SMUD, Black & Decker, Chrysler and another which remains confidential), testing and evaluation of batteries (aircraft and helicopter starting applications) and costs associated with joint research and development efforts with Corning to improve the Company's products, production processes and automation. It is anticipated that the current level of research and development expenditures will remain relatively constant in 2000.

Depreciation and amortization costs decreased by approximately $792,000 or 47% during 1999. The majority of the decrease is due to the full amortization of purchased technology in October 1998, which resulted in a monthly decrease of approximately $67,000 in amortization. The remainder of the decrease in 1999 is due to the full depreciation of various production pieces of equipment in 1999 which remain in use.

Interest costs decreased by approximately $345,000 or 95% during 1999. Interest costs relate primarily to the Company's previous debt obligations to Corning and have decreased due to the Company's retirement of its obligations to Corning in June 1998. During 1997 and early 1998, the Company issued Convertible Notes Payable to Corning with a principal balance of $6,202,500 at face interest rates of 5%. The Company was also amortizing discounts on the Convertible Notes Payable. In June 1998, the Company paid Corning $1,500,000 in cash in full settlement of its outstanding obligations to Corning. An extraordinary gain on the early extinguishment of debt of approximately $3,500,000 was realized from this transaction. Interest costs are expected to remain relatively constant in 2000, unless significant debt is incurred.

As a part of the battery manufacturing process, the Company handles and disposes of various hazardous materials such as lead and sulfuric acid. The Company is subject to strict environmental regulations and has incurred significant costs in installing equipment to manage and control hazardous substances and pollution. As part of its on-going operations, the Company incurred $75,000, $68,000 and $37,000, in non-capital expenditures in 1999, 1998 and 1997, respectively, to properly dispose of hazardous materials and waste. As a result of such preventive measures, the Company has not incurred significant remediation costs. Management is not currently aware of any material infrequent or non-recurring clean-up expenditures to be incurred in the future based on present circumstances and conditions.

The Company did not experience any information technology complications arising from the problems associated with the Year 2000. The Company had previously completed an assessment of its information technology systems' readiness for the Year 2000 and believed that the modifications necessary for the Year 2000 would not be significant.

During the years ended December 31, 1999, 1998 and 1997, the Company issued approximately 3,700,000, 3,900,000 and 677,000 shares of Common Stock, respectively, as a result of a change in control of the Company, financing transactions, purchases of technology and equipment, payment of the Technology License Payable and consulting services and the exercise of stock options. As a result of the increase in shares for these years, the loss per share in each year was less than it would have been based on the shares outstanding at the end of the preceding year. Management of the Company believes that the issuance of shares in these years was necessary to fund the increased working capital and capital expenditure requirements.

Liquidity and Capital Resources

During 1999, the Company did not generate sufficient cash flow from operations to fund its working capital needs. The Company continued to receive equity financing ($3,580,000 in 1999) under an Agreement, which was entered into on June 2, 1998, with Kamkorp Limited, a private company organized in the United
Kingdom ("Kamkorp"), for up to $6,000,000 in equity financing.
Kamkorp also has options to purchase an additional 3,000,000 shares at $1.00 under this Agreement. In addition, in October
1999, Kamkorp was granted the option to purchase an additional
3,000,000 shares of the Company's Common Stock at $1.00.  At
December 31, 1999, Kamkorp is the record holder of 7,480,000 shares or 61.6% of the Company's 12,137,699 outstanding shares of Common Stock and is the beneficial owner of 12,000,000 shares or 70% of the Company's Common Stock. In accordance with the terms of the Agreement, Kamkorp has nominated three members to the Company's nine-member Board of Directors. Additionally, the Company must obtain express approval from Kamkorp for all important management policies and decisions (See Note G - Liquidity). While Kamkorp has provided substantial amounts of financing to the Company to date, Kamkorp is not legally required to make future advances. However, Kamkorp has acknowledged to the Company that it intends to continue equity funding to the Company in 2000.

Funds generated in 1999 from the fund raising activities above were used to maintain minimum production capabilities and to sustain operations, to design and develop new battery products including the 12C25 battery, and to pay for the lease and maintenance of its 88,000 square foot manufacturing facility. Capital expenditures of approximately $10,000 were incurred in 1999.

The Company received a purchase order in June 1999 for 8,000 12H85 batteries from Electrosource International Limited ("EIL") for delivery beginning in the third quarter of 1999 with completion of the order in the first quarter of 2000. The Company delivered 444 batteries against this order during the year ended December 31, 1999 and is scheduled to deliver the remainder of the order in 2000. EIL is the international marketing company and is affiliated with Kamkorp. EIL's customer for the batteries is Perusahaan Otomobil Elektrik (Malaysia) ("POEM"), a Malaysian joint venture company in which Kamkorp affiliates hold a minority interest, engaged in the production of the electric vehicles developed by Kamkorp.

The Company received a purchase order in December 1999 for 6,000 12C25 batteries from Frazer-Nash Research Limited for delivery beginning in the first quarter of 2000 with completion of the order in April. The 12C25 battery has been specified by Frazer-Nash Research Limited as the battery for all of the electric vehicles to be supplied to the Sydney 2000 Olympic Games. Frazer-Nash is the exclusive supplier of electric vehicles to the Olympic Games.

Cash balances have been depleted and the Company is currently dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company has approximately $1,000,000 of outstanding accounts payable, most of which is payable to raw material suppliers and service providers, some of which is considerably past due. Cash generated from battery sales and contracts with other customers is not sufficient to fund operations. Cash payments from Kamkorp and its affiliates to date have been sufficient to fund ongoing operations, but not to pay the outstanding accounts payable or raw material purchases. If a significant battery order is received, significant funding will be required to pay the outstanding accounts payable and to order raw materials. The Company is discussing the possibility of accelerated or additional financing from Kamkorp including
Kamkorp's exercise of its option to purchase the remaining options to purchase 4,520,000 shares (the original agreement to purchase 6,000,000 shares, plus options to purchase an additional
6,000,000 shares, less shares purchased as of December 31, 1999 of 7,480,000 shares) of the Company's Common Stock at $1.00 per share. Absent additional funding from Kamkorp or other sources, the Company will not have the funds necessary to complete battery orders from Kamkorp affiliates or other customers, or to pay all outstanding obligations and will not be able to continue as a going concern.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities) and the Company's closing price cannot fall below $1.00 per share for 30 consecutive trade dates. On February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive business days and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive calendar days to satisfy the requirement. This requirement was met by mid-February 1999. As of March 31, 1999, the Company's net tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and advised Nasdaq of that fact. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of Nasdaq in light of the "going concern" opinion from its independent auditor. To address this concern Nasdaq requested a detailed letter from the Company, discussing the timeline for resolution of these items and a discussion explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq. The Company complied with this request on April 30, 1999. Additionally, on May 20, 1999, the Company received notice that since the Company failed to meet the requirement for net tangible assets of $2 million on the March 31, 1999 Form 10-Q, the Company would be required to submit before June 4, 1999, a proposal for achieving compliance. This proposal was submitted June 3, 1999. The Nasdaq Staff responded to both of these issues in a letter dated July 14, 1999. The Staff reviewed the Company's plan for regaining and maintaining compliance and stated while the Staff has determined that the Company will not be delisted due to its previously cited failures to comply, they have determined to apply more stringent reporting requirements. The Company was required to submit an internal balance sheet and statement of operations for the period ended July 31, 1999 by August 20, 1999. Thereafter, until further notice, the Company will be required to submit by the 20th of each month, an internal balance sheet and statement of operations for the preceding month's end. The Company has complied with this requirement to date. The Company is required to keep Nasdaq apprised of all material events and any changes in its financial statements. Should the Company fail to maintain $2 million net tangible assets, the Staff will issue a formal delisting letter to the Company. If the Company does not continue to maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small cap Market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Board ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules would likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

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

Other

In December 1996, the Company filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that Horizon Battery Technologies, LTD. ("HBTL") had no right to arbitration or monetary relief under a "Know-How License Agreement". HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court ruled that it did not have personal jurisdiction over HBTL. The Company successfully appealed in the U.S. Fifth Circuit Court of Appeals. In September 1999, the District Court granted summary judgement in favor of the Company. No further proceedings are anticipated since no appeal was filed by HBTL.

Management of the Company believes that inflation does not have a material effect on the Company's results of operations.

Item 8.  Financial Statements and Supplementary Data.

See Item 14(a) for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As disclosed on Form 8-K on August 11, 1999, (amended on October 7, 1999) Ernst & Young LLP resigned as the Company's independent auditors. As disclosed on Form 8-K on November 23, 1999, Weaver and Tidwell were appointed as the Company's independent auditors.


                           PART III

Item 10.  Directors and Executive Officers of Registrant.

Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, and is incorporated herein by reference.

Information with regard to the filing of reports of ownership and changes of ownership by the Company's directors, officers, and persons who beneficially own more than ten percent of a registered class of the Company equity securities is set forth under "ELECTION OF DIRECTORS - Section 16(a) Disclosure" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information with regard to executive compensation and pension or similar plans is set forth under "ELECTION OF DIRECTORS -
Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on June 14, 2000, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Information with regard to security ownership of certain beneficial owners and management is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information with regard to certain transactions is set forth under "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "ELECTION OF DIRECTORS - Certain Relationships and Related Transaction" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, and is incorporated herein by reference.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following financial statements of the Company are included in Item 8:
                                                                         Page
                                                                          No.

          Balance Sheets -- December 31, 1999 and 1998                    F-4

          Statements of Operations -- For the years ended
            December 31, 1999, 1998 and 1997                              F-5

          Statements of Shareholders' Equity -- For the years ended
            December 31, 1999, 1998 and 1997                              F-6

          Statements of Cash flows -- For the years ended
            December 31, 1999, 1998 and 1997                              F-7

          Notes to Financial Statements -- December 31, 1999              F-8

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

     4.7 Warrant (Stock Option Agreement No. W12-102B) to purchase up to 60,000 shares of Electrosource, Inc. Common Stock, issued to
          Corning Incorporated dated June 30, 1998 for payment of that certain Project Annex dated October 20, 1997 (filed as Exhibit 4.7 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

     4.8 Warrant (Stock Option Agreement No. W12-103B) to purchase up to 60,000 shares of Electrosource, Inc. Common Stock, issued to
          Corning Incorporated dated June 30, 1998 for payment of that certain Project Annex dated October 20, 1997 (filed as Exhibit 4.8 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

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

    10.6 Assignment of Patent License dated as of May 14, 1990 by and between Electrosource, Inc. and Tracor, Inc. (joined by BMA for limited purposes described therein)(filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 31, 1990 hereinafter referred to as the "1990 Form 10-K" and incorporated herein by reference).

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

    10.10 Lease Agreement between William D. McMorris and Horizon Battery Technologies, Inc. dated August 17, 1993 (filed as Exhibit 10.42 to Electrosource Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

    10.11 Lease Agreement between William D. McMorris and Electrosource, Inc. dated May 29, 1998 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    10.12 Amendment to Business Alliance and License Agreement dated November 1, 1995 between Electric Power Research Institute and Electrosource, Inc. (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

    10.13 Stock Purchase Agreement together with the Asset and Technology License Agreement dated January 31, 1995 between BDM Technologies, Inc. and Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

    10.14 First Amendment to Asset and Technology License Agreement between BDM International, Inc. and Electrosource, Inc. dated December 18, 1997 (filed as Exhibit 10.17 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.15 Equipment Lease Agreement dated September 7, 1995, between Salem Capital Corporation and Electrosource, Inc. (filed as Exhibit 10.65 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

    10.16 Development Agreement and Agreement for Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews ("Contractor") dated November 1, 1995 (filed as Exhibit 10.68 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

    10.17 Agreement for Aircraft Starting Battery Distribution between Electrosource, Inc. and Horizon Aviation, Inc. dated February 13, 1996 (filed as Exhibit 10.70 to Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

    10.18 Memorandum of Understanding between Electrosource, Inc. and Lockheed Martin Corporation dated March 15, 1996 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

    10.19 Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 4.9 to Electrosource, Inc. Registration Statement [No. 333-25659] Form S-3 on April 23, 1997 and incorporated herein by reference).

    10.20 Amendment Number One to Stock Purchase Warrant dated August 18, 1998, issued under Subscription Agreements between participants and Electrosource, Inc. dated January 23, 1997 (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

    10.21 Note Purchase and Option Agreement for $4 million dated March 27, 1997 between Electrosource, Inc. and Corning Incorporated (filed as
          Exhibit 4.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

    10.22 5% Convertible Promissory Note for $100,000 dated September 27, 1997 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated
          March 27, 1997 (filed as Exhibit 10.31 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.23 5% Convertible Promissory Note for $102,500 dated March 27, 1998 between Electrosource, Inc. and Corning Incorporated for payment of interest due on the Note Purchase and Option Agreement dated
          March 27, 1997 and Promissory Note dated September 27, 1997 (filed as Exhibit 10.32 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.24 Amendment No. 1 dated December 22, 1997 to Stock Option Agreement dated March 27, 1997 between Corning Incorporated and Electrosource, Inc. (filed as Exhibit 10.33 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.25 Research and Development Umbrella Agreement dated July 1, 1997 between Corning Incorporated and Electrosource, Inc. (filed as
          Exhibit 10.34 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.26 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
          Exhibit 1, Project Proposal, Physical and Chemical Description of Battery Electrode "Moss." (filed as Exhibit 10.35 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.27 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
          Exhibit 1, Project Proposal, Engineering Resources (filed as
          Exhibit 10.36 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.28 Project Annex dated October 20, 1997 to the Development Umbrella Agreement dated as of July 1, 1997 by and between Corning Incorporated and Electrosource, Inc., being further defined in
          Exhibit 1, Project Proposal, Characterization of Electrode Materials and Collector Grid Materials (filed as Exhibit 10.37 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.29 Amendment dated June 15, 1998 to May 29, 1998 Agreement terminating Notes between Corning Incorporated and Electrosource, Inc. for a one-day extension for payment (filed as Exhibit 10.3 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    10.30 Stock Purchase Agreement dated June 2, 1998 between Kamkorp and Electrosource, Inc. (filed as Exhibit 4.1 to Electrosource, Inc. Form 8-K dated June 11, 1998 and incorporated herein by reference).

    10.31 Registration Rights Agreement dated June 2, 1998 between Kamkorp and Electrosource, Inc. (filed as Exhibit 4.2 to Electrosource, Inc. Form 8-K dated June 11, 1998 and incorporated herein by reference).

    10.32 Form of Severance Agreement between officers/key employees and Electrosource, Inc. dated May 18, 1998 (filed as Exhibit 10.4 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    10.33 Purchase Order for Horizon Batteries Pack Development Program between Fiat Auto and Electrosource, Inc. dated September 30, 1996 (filed as
          Exhibit 10.40 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.34 Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc. (filed as Exhibit 10.41 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.35 Summary Contract Amendment Terms dated November 12, 1997 for Frame-Development Contract dated March 14, 1997 between SMH Automobile S.A. and Electrosource, Inc. (filed as Exhibit 10.42 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.36 Severance Agreement between James M. Rosel and Electrosource, Inc. effective August 31, 1998 (filed as Exhibit 10.1 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

    10.37 Purchase Order Number ES1001 between Electrosource International and Electrosource, Inc. dated June 15, 1998 for 5,800 batteries (filed as
          Exhibit 10.49 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

    10.38 Purchase Order Number ES1002 (amendment to Purchase Order Number ES1001) between Electrosource International and Electrosource, Inc. dated March 3, 1999 (filed as Exhibit 10.50 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

    10.39 Director Indemnification Agreement dated September 1, 1993 between Electrosource, Inc. and Dr. Norman Hackerman (filed as Exhibit 10.57 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

    10.40 Director Indemnification Agreement dated June 22, 1995 between Electrosource, Inc. and Nathan Morton (filed as Exhibit 10.2 to Electrosource, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

    10.41 Director Indemnification Agreement dated March 3, 1997 between Electrosource, Inc. and Richard E. Balzhiser (filed as Exhibit 10.51 to Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

    10.42 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Kamal Siddiqi (filed as Exhibit 10.5 to Electrosource, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference).

    10.43 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Clifford Winckless (filed as Exhibit 10.6 to Electrosource, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference).

    10.44 Director Indemnification Agreement dated June 2, 1998 between Electrosource, Inc. and Roger Musson (filed as Exhibit 10.7 to Electrosource, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998).

    10.45 Director Indemnification Agreement dated December 23, 1998 between Electrosource, Inc. and William F. Griffin (filed as Exhibit 10.64 to Electrosource, Inc. Annual Report on Form 10K for the period ended December 31, 1998 and incorporated herein by reference).

    10.46 Director Indemnification Agreement dated December 23, 1998 between Electrosource, Inc. and James M. Rosel (filed as Exhibit 10.65 to Electrosource, Inc. Annual Report on Form 10K for the period ended December 31, 1998 and incorporated herein by reference).

    10.47 Director Indemnification Agreement dated August 16, 1999 between Electrosource, Inc. and Benny E. Jay.

    10.48 1996 Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4.2 to Registration Statement [No. 333-31101] on Form S-8 and incorporated herein by reference).

    10.49 1999 Stock Option Plan for Electrosource, Inc. (filed as Exhibit 4 to Form 10Q for the quarter ended June 30, 1999 and incorporated herein by reference).

    24.1  Consent of Weaver and Tidwell LLP

    24.2  Consent of Ernst & Young LLP

    27.   Financial Data Schedule


(b)       Reports on Form 8-K.

          Reports on Form 8-K filed during the quarter ended December 31, 1999 were:

              November 9, 1999 Grant of 3,000,000 options to Kamkorp, Ltd. November 23, 1999 Appointment of Weaver and Tidwell as
                                independent auditors.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELECTROSOURCE, INC.

                          By:              /s/
Date:                        Benny E. Jay, President/Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title             Date


                         Director,                  March 24, 2000
/s/                      President and
Benny E. Jay             Chief Executive Officer


/s/                      Director                   March 24, 2000
Richard E. Balzhiser


/s/                      Director                   March 22, 2000
William F. Griffin


/s/                      Director                   March 22, 2000
Norman Hackerman


                         Director                   ___________
Nathan P. Morton


/s/                      Director and              March 23, 2000
Roger Musson             Chief Financial Officer


/s/                      Director                  March 22, 2000
James M. Rosel


/s/                      Director                  March 23, 2000
Kamal Siddiqi


/s/                      Director                  March 23, 2000
Clifford G. Winckless


/s/                      Vice President            March 24, 2000
Don C. Perriello         Treasurer and
                         Chief Accounting Officer



                           ELECTROSOURCE, INC.

                   Audited Financial Statements

                         December 31, 1999


Audited Financial Statements


     Report of Independent Auditors for 1999                      F-2
     Report of Independent Auditors for 1998 and 1997             F-3
     Balance Sheets                                               F-4
     Statements of Operations                                     F-5
     Statements of Shareholders' Equity                           F-6
     Statements of Cash Flows                                     F-7
     Notes to Financial Statements                                F-8



                  REPORT OF INDEPENDENT AUDITORS




Shareholders and Board of Directors
Electrosource, Inc.


We have audited the accompanying balance sheet of Electrosource, Inc., as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year ended
December   31,   1999.    These  financial   statements   are   the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1999, and the results of its operations and its cash flows for year ended December 31, 1999, in conformity with generally accepted accounting principles.

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


         /s/
Weaver and Tidwell LLP


Fort Worth, Texas
March 14, 2000




                  REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Electrosource, Inc.


We  have  audited the accompanying balance sheet of  Electrosource,
Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrosource, Inc. at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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


                            /s/  Ernst & Young LLP


Austin, Texas
March 5, 1999, except for Note O,
     As to which the date is April 12, 1999




                        ELECTROSOURCE, INC.
                          Balance Sheets

                                                          December 31
                                                      1999           1998
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  157,008     $  207,246
  Trade receivables                                1,417,736        109,520
  Inventories                                        167,569        350,464
  Prepaid expenses and other assets                   45,247         29,938
TOTAL CURRENT ASSETS                               1,787,560        697,168

PROPERTY AND EQUIPMENT, Net                        2,753,849      3,462,157

INTANGIBLE ASSETS
  Technology license agreement                     3,048,674      3,048,674
  Less:  accumulated amortization                 (2,235,217)    (2,046,397)

NET INTANGIBLE ASSETS                                813,457      1,002,277

OTHER ASSETS                                          52,500         55,500
TOTAL ASSETS                                    $  5,407,366   $  5,217,102


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $  1,044,086   $    948,528
  Accrued liabilities                              1,399,285      1,308,346
  Deferred revenue and advance
    payment on batteries                             387,421        649,893
  Current portion of capital lease obligations        71,513         77,006

TOTAL CURRENT LIABILITIES                          2,902,305      2,983,773

CAPITAL LEASE  OBLIGATIONS (less current portion)          -         71,512

COMMITMENTS AND CONTINGENCIES (Notes H, I and O)

SHAREHOLDERS' EQUITY
  Common Stock, par value $1.00 per share,
    authorized 50,000,000 shares; issued and
    outstanding 12,137,699 in 1999 and
    8,434,531 in 1998                             12,137,699     8,434,531
  Preferred Stock, par value $1.00 per share;
    authorized 10,000,000 shares, no shares
    issued or outstanding                                  -             -
  Common Stock subscription receivable              (467,663)     (467,663)
  Warrants (Note J)                                        -             -
  Paid in capital                                 51,552,599    51,446,508
  Accumulated deficit                            (60,717,574)  (57,251,559)
                                                   2,505,061     2,161,817
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  5,407,366  $  5,217,102

See notes to financial statements.



                             ELECTROSOURCE, INC.
                          Statements of Operations

                      For the years ended December 31,
                                          1999          1998           1997

REVENUES
  Battery sales                      $  381,434    $  593,864    $  914,901
  Battery sales - Frazer-Nash/EIL       108,990       360,850             -
  Project revenue                     1,602,797       735,719     2,233,923
  Cancellation fee                            -       656,100             -
  Miscellaneous Income                  109,499             -             -
  Interest income                            87        33,218        94,849
                                      2,202,807     2,379,751     3,243,673

COSTS AND EXPENSES
  Manufacturing                       2,469,023     3,564,176     3,448,677
  Selling, general and administrative   915,107     1,913,128     2,468,778
  Research and development            1,260,918     1,803,632     2,490,677
  Technology license and royalties      100,000       100,000       110,000
  Depreciation and amortization         907,203     1,699,305     1,915,942
  Interest expense                       16,571       362,040       453,506
  Loss on payment of capital lease            -             -       189,316
                                      5,668,822     9,442,281    11,076,896
LOSS BEFORE INCOME TAXES             (3,466,015)   (7,062,530)   (7,833,223)

INCOME TAX BENEFIT                            -     1,200,895             -
LOSS BEFORE EXTRAORDINARY GAIN       (3,466,015)   (5,861,635)   (7,823,223)
EXTRAORDINARY GAIN FROM EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  TAX OF $1,200,895 (NOTE F)                  -     2,331,150             -

NET LOSS                            $(3,466,015)  $(3,530,485)  $(7,833,223)

BASIC (AND DILUTED) LOSS PER SHARE
BEFORE EXTRAORDINARY GAIN           $     (0.34)  $     (0.95)  $     (1.91)
BASIC (AND DILUTED) LOSS PER SHARE  $     (0.34)  $     (0.57)  $     (1.91)

WEIGHTED AVERAGE SHARES OUTSTANDING   10,071,303    6,180,010     4,106,695

See notes to financial statements.



                              ELECTROSOURCE, INC.
                       Statements of Shareholders' Equity
[CAPTION]
                                                             Common Stock                     Total
                                    Common       Paid In    Subscriptions  Accumulated    Shareholders'
                                     Stock       Capital      Receivable     Deficit         Equity
Balance at January 1, 1997        $3,857,912   $45,876,668           -   $(45,887,851)    $ 3,846,729

Shares issued in Regulation D
  offering                           109,397       545,453            -              -        654,850
Shares issued Technology License      76,668     1,172,016            -              -      1,248,684
Shares issued for capital lease
  obligations and equipment
  purchases                          127,500       708,945            -              -        836,445
Shares issued for operating lease
  and other obligations              299,304       467,663     (467,663)             -        299,304
Shares issued for consulting services  6,000        58,800            -              -         64,800
Exercises of options and warrants     57,750       246,383            -              -        304,133
Stock options issued for technical
  and consulting services                  -       480,000            -              -        480,000
Stock options issued in conjunction
  Convertible Notes Payable                -     1,590,580            -              -      1,590,580
Net loss for year ended
  December 31, 1997                        -             -            -     (7,833,223)    (7,833,223)
Balance at December 31, 1997       4,534,531    51,146,508     (467,663)   (53,721,074)     1,492,302

Shares issued to Kamkorp           3,900,000             -            -              -      3,900,000
Stock options issued for technical
  and consulting services                  -       300,000            -              -        300,000
Net loss and comprehensive income
  for year ended December 31, 1998         -             -            -     (3,530,485)    (3,530,485)
Balance at December 31, 1998       8,434,531    51,446,508     (467,663)   (57,251,559)     2,161,817

Shares issued to Kamkorp (Note G)  3,580,000             -            -              -      3,580,000
Stock options exercised under
  1996 Stock Option Plan              86,918        49,432            -              -        136,350
Shares issued for exercise
  of Warrants                         36,250        56,659            -              -         92,909
Net loss for year ended
  December 31, 1999                        -             -            -     (3,466,015)    (3,466,015)
Balance at December 31, 1999     $12,137,699   $51,552,599    $(467,663)  $(60,717,574)    $2,505,061

See notes to financial statements.

                        ELECTROSOURCE, INC.
                     Statements of Cash Flows


                                          1999          1998           1997
OPERATING ACTIVITIES
  Net loss                           $(3,466,015)   $(3,530,485)   $(7,833,223)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Equity instruments issued
          for consulting services              -        300,000        544,800
       Depreciation of property, plant
         and equipment                   718,383        788,945        922,822
       Amortization of intangible
         assets                          188,820        859,070        993,120
       Amortization of prepaid lease
         expense                               -        299,304              -
       Extraordinary gain from early
         extinguishment of debt,
         Net of tax                            -     (2,331,150)             -
       Amortization of discounts on
         convertible notes payable and
         deferred financing costs              -        169,569        188,728
       Interest expense paid in
         convertible notes payable
         or common stock                       -        193,002        100,000
       Loss on payment of capital lease        -              -        189,316
       Deferred tax benefit                    -     (1,200,895)             -
    Changes in operating assets and liabilities:
      (Increase) decrease in trade
        receivables                   (1,308,216)       298,710       (160,599)
      (Increase) decrease in inventories 182,895        (28,175)       (73,054)
      (Increase) decrease in prepaid
        expenses and other assets        (12,309)        (2,485)        86,865
      Increase in accounts payable
        and accrued liabilities          186,497         69,348        378,934
      Increase (decrease) in deferred
        revenue and advance payments
        on batteries                    (262,472)       217,294       (724,429)
CASH USED IN OPERATING ACTIVITIES     (3,772,417)    (3,897,948)    (5,386,720)

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                       (10,075)       (86,643)      (134,458)
CASH USED IN INVESTING ACTIVITIES        (10,075)       (86,643)      (134,458)

FINANCING ACTIVITIES
  Proceeds from issuances of convertible
    notes payable and related warrants
    to purchase Common Stock                   -      1,000,000      5,000,000
  Payment of notes payable and
    capital lease obligations            (77,005)    (1,572,685)      (685,968)
  Proceeds from issuances of common
    stock, net                         3,809,259      3,900,000        958,983
  Decrease in restricted cash                  -         81,604        663,220
CASH PROVIDED BY FINANCING ACTIVITIES  3,732,254      3,408,919      5,936,235

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       (50,238)      (575,672)       415,057

Cash and cash equivalents at
  beginning of period                    207,246        782,918        367,861

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $  157,008     $  207,246     $  782,918

See notes to financial statements.



                  NOTES TO FINANCIAL STATEMENTS
                       ELECTROSOURCE, INC.
                        December 31, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Electrosource, Inc. (the "Company") was incorporated as a Delaware corporation on June 3, 1987. The Company designs and manufactures advanced lead-acid batteries for use in motive power and starting applications. The majority of revenue recognized through December 31, 1999 has been derived from the development and sales of batteries for electric vehicles and hybrid electric vehicles to automotive manufacturers in the United States, England and Malaysia.

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

Basic and Diluted Loss Per Share: Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, such options and warrants were not included in the diluted loss per share calculation.

Business Segments: The Company is engaged in the manufacture of advanced lead-acid, rechargeable storage batteries and the development of related processes and technologies. Accordingly, the Company considers itself to be in one operating segment.

Comprehensive Income: In 1997 the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company adopted SFAS 130 effective January 1, 1998, but did not have any comprehensive income as defined in SFAS 130 during 1999, 1998 or 1997.

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

Advertising  Costs:   The  Company expenses  costs  of  producing
advertising  and  sales  related materials  as  incurred.   These
expenses  for  the years ended December 31, 1999, 1998  and  1997 were $4,000, $4,400, and $0, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - INVENTORIES

                                        1999          1998
      Raw materials                   $121,027     $147,235
      Work in progress                  46,222       61,499
      Finished goods                       320      141,730
      Total Inventories               $167,569     $350,464

NOTE C - PROPERTY AND EQUIPMENT

                                        1999         1998
      Office equipment              $   801,610   $  801,610
      Production and lab equipment    5,398,365    5,388,291
      Leasehold im  provements          875,919    1,301,018
                                      7,075,894    7,490,919
      Less - accumulated depreciation
        and amortization             (4,322,045)  (4,028,762)
      Total Property and Equipment   $2,753,849   $3,462,157

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

Purchased Technology
In November 1995, the Company completed a research and development agreement with the Electric Power Research Institute ("EPRI"). In accordance with the terms of a November 1995 amendment to the agreement, the Company issued 215,800 shares of Common Stock in exchange for the transfer of intellectual property rights (purchased technology) and the transfer of title to certain equipment which had been purchased by EPRI in connection with research activity undertaken by the Company. In addition, pursuant to the terms of such agreement, certain member utilities of EPRI have elected to receive royalties at the rate of one-tenth of one percent on the Company's sales of products containing licensed technology and on other revenues derived by the Company from license fees, joint ventures and other arrangements involving the licensed technology.


NOTE E - ACCRUED LIABILITIES

                                          1999        1998
      Payroll and related items         $249,253    $111,174
      Due to BDM (Note H)                767,950     722,774
      Other                              382,082     474,398
      Total Accrued Liabilities       $1,399,285  $1,308,346


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

Cash interest paid by the Company was approximately $17,000, $22,000 and $128,000 in 1999, 1998 and 1997, respectively.


NOTE G - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") agreed to provide up to $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share under the initial agreement. On October 27, 1999, the Company granted Kamkorp an option to purchase an additional 3,000,000 shares of its Common Stock at a price of $1.00 per share. These latest options expire as to 2,000,000 shares in six months, 500,000 shares in nine months, and 500,000 shares in twelve months. Kamkorp is the beneficial owner of 12,000,000 shares representing 70.0% of the Company's Common Stock if all options to Kamkorp are exercised. As of March 14, 2000, Kamkorp has paid for and been issued 8,130,000 shares at $1.00 per share, representing 62% of the Company's outstanding Common Stock at that date.

In accordance with the terms of the Agreement Kamkorp nominated three members of the Company's Board of Directors, who were unanimously approved by the Board of Directors, and has the ability to ultimately have control of the Board of Directors. Additionally, pursuant to the terms of the Agreement, the Company must obtain approval from Kamkorp for all important management policies and decisions, which include the following:

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

As of December 31, 1999, Kamkorp is the record owner of 7,480,000 shares or 61.6% of the Company's 12,137,699 outstanding shares of Common Stock and, including options to purchase Common Stock, the beneficial owner of 12,000,000 shares or 70% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 6,000,000 shares). The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares.

During the year ended December 31, 1999, existing battery orders and contract work have not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company anticipates that funds will be available from Kamkorp in an amount sufficient to sustain operations; however, Kamkorp is not obligated to provide this funding. Kamkorp has acknowledged to the Company that it intends to continue equity funding to the Company in 2000. The Company has approximately $1,000,000 of outstanding accounts payable, most of which is payable to raw materials suppliers and service providers, some of which is considerably past due. One vendor sued the Company in May 1999 for approximately $12,000 and the suit was settled in the third quarter. In the first quarter of 2000, six vendors have filed suits against the Company. Five of these vendors have accepted pay out agreements for the amounts owed and the remaining one is in negotiation for a pay out agreement. Funding from Kamkorp, additional battery orders, or other financing will be required in the year 2000 to continue operations and to maintain compliance with the minimum listing standards of the Nasdaq Stock Markets ("Nasdaq"). The Company is discussing the possibility of accelerated financing from Kamkorp, which could be provided under the terms of the Agreement through Kamkorp's exercise of all or a portion of its options to purchase the balance of 4,520,000 shares of the Company's Common Stock at $1.00 per share.


NOTE H - LEASE AND OTHER COMMITMENTS

The Company leases various plant and office facilities, and production, office and warehouse equipment under operating and capital leases expiring between 2000 and 2003. Future minimum annual rentals under lease arrangements at December 31, 1999 are as follows:


         Fiscal Year             Capital           Operating
                                  Leases             Leases
            2000                $ 75,473          $  408,636
            2001                       -             370,135
            2002                       -             420,000
            2003                       -             385,000
                 Thereafter            -                   -
                                $ 75,473          $1,583,771
     Less imputed interest        (3,961)
     Present value of capital
       lease obligations        $ 71,512


The Company's monthly rental rate on its 88,000 square foot facility is approximately $30,000 per month, escalating to $35,000 per month in 2001. The lease expires in November 2003.

Rental expense for operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $484,000, $905,000, and
$898,000, respectively. Sublease rental income of approximately $29,000, $189,000 and $119,000 was received in 1999, 1998 and
1997, respectively.

In December 1997, the Company issued 299,304 shares of Common Stock to BDM Technologies, Inc. ("BDM") (now part of TRW) as partial payment for past obligations owed to BDM for occupancy related costs ($314,875, which the Company had accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM ($452,092). The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency.  BDM has agreed to accept a minimum of
$1.00  per  share  or $299,304 for the shares issued.   BDM  will
retain any overage from the sale of such shares in excess of the obligations. The Company recorded the shares issued to BDM at fair market value on the date of the agreement ($766,967) and recorded a subscription receivable ($467,663) for the difference between the fair market value of the shares and the minimum value for such shares accepted by BDM which will be recorded as permanent equity upon final determination of the number of shares to  be  issued.  The Company's market price was below  $2.56 per share for most of 1999; however, it has recently been above the $2.56 price, and as reported by the NASDAQ Stock Market at the close of business on March 14, 2000, the closing price was $12.75. BDM has not notified the Company of an intent to sell such shares in the near term; however, unless the value of the Company's Common Stock remains above the $2.56 per share level, additional shares of Common Stock or cash will be required to settle these obligations under the terms of this agreement.



NOTE I - CONTINGENCIES

In December 1996, the Company filed a petition in State Court in Travis County, Texas, seeking, among other things, a declaratory judgment that Horizon Battery Technologies, LTD. ("HBTL") had no right to arbitration or monetary relief under a "Know-How License Agreement". HBTL contested jurisdiction and removed the proceedings to the U.S. Federal Court. The Federal District Court ruled that it did not have personal jurisdiction over HBTL. The Company successfully appealed in the U.S. Fifth Circuit Court of Appeals. In September 1999, the District Court granted summary judgement in favor of the Company. No further proceedings are anticipated since no appeal was filed by HBTL.

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

Activity in the Company's allowance for doubtful accounts was as follows:


                                         Additions

                             Balance at  Charged to  Charged to   Write-Off of   Balance at
                             Beginning    Costs and     Other     Uncollectible    End of
     Description              of Period    Expense    Accounts       Accounts      Period

Year ended December 31, 1999    - 0 -       - 0 -       - 0 -          - 0 -        - 0 -

Year ended December 31, 1998    - 0 -       - 0 -       - 0 -          - 0 -        - 0 -

Year ended December 31, 1997   $15,599    ($15,599)     - 0 -          - 0 -        - 0 -

NOTE J - SHAREHOLDERS' EQUITY

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

The Company has two stock option plans, the 1996 Stock Option Plan ("1996 Plan"), which received shareholder approval in 1997, authorizing 960,000 shares and the 1999 Stock Option Plan ("1999 Plan"), which received shareholder approval in 1999, authorizing 1,000,000 shares. Both Plans provide for the grant/award of options to employees, directors and consultants at the discretion of the Compensation/Stock Option Committee to purchase shares of the Company's Common Stock at a price not less than 100% of the market price of such stock on the date the option is granted. These options generally become exercisable in three stages in equal portions at six months, eighteen months and thirty months after the date of grant and expire up to ten years from the date of grant.

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

Pro forma information regarding net loss and loss per share is required by FASB Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 1998 and 1997, respectively: risk-free interest rates of 5.0%, 5.0% and 5.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.91, 1.76 and .80; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                1999        1998        1997

Pro forma stock-based
  compensation expense        $428,133    $873,222    $1,320,661
Pro forma net loss          $3,894,148  $4,403,707    $9,153,884
Pro forma loss per share        $(0.39)     $(0.71)       $(2.23)

The   effects  of  applying  Statement  No.  123  for  pro  forma disclosures are not necessarily indicative of future amounts due to the prospective adoption of FASB Statement No. 123's effects on reported net income for future years.

A  summary  of changes in common stock options during 1997,  1998 and 1999 is as follows:

                                                 Range of Exer.  Weighted-Avg.
                                        Shares    Prices ($)     Exer. Price($)

Options outstanding January 1, 1997    495,765    5.28 - 37.50       14.13
     Granted                           298,131    2.94 -  7.75        6.79
     Exercised                         (31,500)       5.28            5.28
     Surrendered                       (28,100)   5.28 - 35.00        9.50
Options outstanding December 31, 1997  734,296    2.94 - 37.50       11.71
     Granted                           603,418    1.00 -  2.50        1.51
     Exercised                               -               -           -
     Surrendered                      (648,037)   1.56 - 37.50       10.82
Options outstanding December 31, 1998  689,677    1.00 - 37.50        3.62
     Granted                           280,083    1.00 -  1.75         .73
     Exercised                         (86,918)   1.563 - 1.75         .85
     Surrendered                      (186,366)   1.563 -35.00        1.99
Options outstanding December 31, 1999  696,476    1.00 - 37.50        8.06

Options exercisable, December 31,
        1997                           525,145    2.94 - 37.50       13.37
        1998                           210,844    1.00 - 37.50        8.33
        1999                           463,064    1.00 - 37.50        8.02

The  weighted-average fair value of options granted during  1999,
1998   and   1997  was  $1.57,  $1.42,  and  $4.60   per   share,
respectively.

A  summary of option information by exercise price as of December
31, 1999 follows:

             Total Options Outstanding          Currently Exercisable
                      Weighted-   Weighted-
             Number    Average     Average      Number    Weighted-
Exercise       of     Exercise    Remaining       Of       Average
Price ($)    Options    Price   Contractual    Options   Exercise Price

1.00 - 1.44  137,350     1.06        9.15       67,350        1.03
       1.56  267,548     1.56        7.35      225,541        1.56
1.62 - 1.75  184,084     1.75        9.07       62,679        1.64
2.16 - 6.94   81,687     5.69        7.04       81,687        5.69
7.00 -17.50   10,407    12.65        7.02       10,407        7.02
      27.50    9,900    27.50        6.83        9,900       27.50
      37.50    5,500    37.50        6.83        5,500       37.50
1.00 -37.50  696,476     2.81        8.11      463,064        3.46

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

The following table represents a summary of warrant activity for the three years ended December 31, 1999:

                                         Warrants    Price Per Warrant ($)

Warrants outstanding January 1, 1997       394,423      15.30  -  55.00
     Issued                              1,277,383       4.00  -   9.00
     Exercised                             (26,250)           5.25
     Expired                               (56,499)     16.13  -  55.00
Warrants outstanding December 31, 1997   1,589,057       4.00  -  50.00
      Issued                               120,000            7.12
      Exercised                                  -             -
      Expired                             (300,000)     30.00  -  40.00
Warrants outstanding December 31, 1998   1,409,057       4.00  -  50.00
      Issued                                     -             -
      Exercised                            (36,250)           2.563
      Expired                             (500,000)      4.00  -  6.00
Warrants outstanding December 31, 1999     872,807       4.00  -  6.00


Reserved Shares
At December 31, 1999, shares of the Company's Common Stock were reserved as follows for issuance under:

      Stock option plans                         1,841,582
      Exercise of warrants                         872,807
      Stock Purchase Agreement (Note G)          4,520,000
      BDM Agreement (Note H)                       767,663
                                                 8,002,052


NOTE K - REVENUE

Project
The Company generated approximately $1,155,000 of project revenue for  the  year  ended December 31, 1999, under agreements  with
Frazer-Nash  Research  Limited and Frazer-Nash Research, Inc. for
the  continued  research  and development  of  the Company's battery
technology.   The  Company also   had   $100,000   of   other  income
from   Electrosource International, Ltd. ("EIL") for marketing
assistance to  complete negotiations  for  an  order  of 8,000  of the  Company's  12H85 batteries.  This order from EIL follows receipt of an order  from Perusahaan Otomobile Elektrik (Malaysia) Sdn. Bdh. ("POEM").
The remaining   revenue  generated  in  1999  was  from   cooperative
development  and  research agreements with the  Defense  Advanced
Research  Projects  Agency ("DARPA") and with the  Department  of
Energy  ("DOE").  The DARPA programs are for various HEV  and  EV
applications.   The  DOE program is for the development  of  core
technology for a lithium polymer material eventually to  be  used
in  batteries.   Similar  programs  were  in  progress  in  1998.
Project revenues were expected to decrease throughout 1999 as some of the DARPA programs were completed in early 1999.

During 1997, the Company generated project revenue of approximately $645,000 from Chrysler Corporation ("Chrysler") for various environmental and other tests performed on the Horizon battery. The majority of remaining project revenue generated in 1997 (approximately 65%) was from SMH, DARPA and Fiat Auto for the development and/or evaluation of batteries for hybrid and electric vehicle applications.

SMH is located in Switzerland, DARPA and DOE in the United States and Fiat Auto in Italy.

Batteries
Approximately 19% of the Company's 1999 battery sales were to EIL. The Company is economically dependent on Kamkorp and its affiliates (See Notes G and O). Approximately 26%, 30% and 56% of the Company's 1999, 1998 and 1997 battery sales, respectively, were to Chrysler. In December 1997, Chrysler announced its decision to use nickel-metal-hydride batteries made by a competitor in its EPIC Minivan. Accordingly, Chrysler's purchase of a significant number of batteries from the Company in the future is uncertain.

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

Cancellation Fee
During 1998, the Company received a $1,104,275 purchase order from Chrysler, which replaced an earlier purchase order for $1,400,000. The $1,104,275 purchase order was paid in full in 1998. Chrysler designated $656,100 of the purchase order as a cancellation fee from the previous order and $448,175 for batteries to be delivered in the future. During 1998, the Company recorded $656,100 as income as all tasks necessary to earn the income were performed and there were no further obligations related to such revenue. Approximately $171,000 of the battery revenue remains deferred at December 31, 1999 and will be recognized upon shipment of the batteries.

During 1999, 1998 and 1997, the Company earned revenue of approximately $1,286,000, $360,000, and $1,100,000 (61%, 15%, and
34% of total revenue), respectively, from sales of batteries and project services to foreign customers. The majority of 1999 and 1998 revenue from foreign customers was from EIL and Frazer-Nash Research Limited (See Note O). The majority of 1997 revenue from foreign customers was from SMH (Switzerland) and Fiat Auto (Italy).


NOTE L - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 1999 and 1998 are as follows:


                                                         1999         1998
 Deferred Tax Assets:
   Net operating loss and other tax carry-forwards  $ 17,556,179  $ 16,165,976
   Book depreciation in excess of tax depreciation     1,940,134     2,158,793
   Inventory, accruals and other                         288,772       444,121
 Total deferred tax assets                            19,785,085    18,768,890
 Less valuation allowance                            (19,785,085)  (18,768,890)
     Deferred tax assets, net                        $         -   $         -


The   reconciliation  of  income  tax  provision   (benefit)   on
continuing operations computed at the United States federal statutory tax rates to income tax expense for the years ended
December 31, 1999, 1998 and 1997 are as follows:

                                                    1999    1998     1997
      Income tax benefit at statutory U.S.
        federal income tax rate                   (34.0%)  (34.0%)  (34.0%)
      Operating losses not benefited               34.0%    17.0%    34.0%
      Effective income tax rate                     0.0%   (17.0%)    0.0%

The Company's valuation allowance increased by $1.0 million in 1999 and $1.1 million in 1998, primarily as a result of net operating losses which were generated but may not be realizable. At December 31, 1999, the Company had net operating loss carry forwards of approximately $50 million, which will expire from 2002 through 2019, research and development credits of approximately $400,000 and foreign tax credits of approximately $120,000 which expire beginning in 2002 and 2000, respectively. Ownership changes as defined in the Internal Revenue Code have resulted in severe limitations on the utilization of a significant portion of the Company's net operating loss and other tax carry forwards.




NOTE M - RELATED PARTY TRANSACTIONS

During 1995, the Company entered into agreements with a director of the Company for the development of certain machinery and materials as well as general consulting. The Company paid $32,000 and $103,000 under such agreements in 1997 and 1996, respectively. The Company may also purchase machinery developed in accordance with this agreement at its option for an additional fee. During 1997, the Company also began purchasing certain raw materials from the former director. The Company paid $5,900, $44,000, and $65,000 for such materials during 1999, 1998 and 1997, respectively. In addition, the Company has leased approximately 4,000 square feet in the former director's manufacturing facility for a monthly cost of $400 and has paid $3,400 in 1999 and $4,800 annually under such agreement during 1997 and 1998.


NOTE N - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution plan covering all eligible employees. The Company matches twenty-five percent of a participant's voluntary contributions up to a maximum of four percent of a participant's compensation. The Company's contribution expense was approximately $31,000, $30,000, and $33,000 in 1999, 1998 and 1997, respectively.


NOTE O - ABILITY TO CONTINUE AS A GOING CONCERN

The Company has continued to incur operating losses. Revenues have not resulted in sufficient cash flows to sustain operations and at December 31, 1999 there is a net working capital deficit. As a result, the Company is dependent on Kamkorp and its affiliates to continue operations on a day to day basis.

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") agreed to provide up to $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share under the initial agreement. On October 27, 1999, the Company granted Kamkorp an option to purchase an additional 3,000,000 shares of its Common Stock at a price of $1.00 per share. These latest options expire as to 2,000,000 shares in six months, 500,000 shares in nine months, and 500,000 shares in twelve months. Kamkorp is the beneficial owner of 12,000,000 shares representing 70.0% of the Company's Common Stock if all options to Kamkorp are exercised. As of March 14, 2000, Kamkorp has paid for and been issued 8,130,000 shares at $1.00 per share, representing 62% of the Company's outstanding Common Stock at that date.

As of December 31, 1999, Kamkorp has purchased 7,480,000 shares of the Company's Common Stock. Kamkorp's obligation to make these purchases is dependent upon the absence of any material change in the financial position, business or prospects of the Company and upon certain other conditions precedent, such as the absence of litigation, absence of defaults on other contracts and agreements, and compliance with environmental regulations. From January 1 through March 14, 2000, Kamkorp purchased an additional 650,000 shares of Common Stock at $1.00 per share. Although Kamkorp has provided substantial amounts of financing to the Company to date, Kamkorp is not legally required to provide this funding. Kamkorp has acknowledged to the Company that it intends to continue equity funding to the Company in 2000.

The Company received a purchase order in June 1999 for 8,000 12H85 batteries from Electrosource International Limited ("EIL") for delivery beginning in the third quarter of 1999 with completion of the order in the first quarter of 2000. The
Company delivered 444 batteries against this order during the year ended December 31, 1999 and is scheduled to deliver the remainder of the order in 2000. EIL is the international marketing company and is affiliated with Kamkorp. These battery sales represent 19% of the battery sales in 1999.

The Company received a purchase order in February 2000 for 6,000 12C25 batteries from Frazer-Nash Research Limited for delivery beginning in the first quarter of 2000 with completion of the order in April. The 12C25 battery has been specified by Frazer-Nash Research Limited as the battery for all of the electric vehicles to be supplied to the Sydney 2000 Olympic Games. Frazer-Nash is the exclusive supplier of electric vehicles to the Olympic Games.

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets ("Nasdaq"). In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities) and the Company's closing price cannot fall below $1.00 per share for 30 consecutive trade dates. On February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive business days and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive calendar days to satisfy the requirement. This requirement was met by mid-February 1999. As of March 31, 1999, the Company's net tangible assets were less than $2,000,000. As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and advised Nasdaq of that fact. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of Nasdaq in light of the "going concern" opinion from its independent auditor. To address this concern Nasdaq requested a detailed letter from the Company on or about April 30, 1999, discussing the timeline for resolution of these items and a discussion explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq. The Company complied with this request on April 30, 1999. Additionally, on May 20, 1999, the Company received notice that since the Company failed to meet the requirement for net tangible assets of $2 million on the March 31, 1999 Form 10-Q, the Company would be required to submit before June 4, 1999, a proposal for achieving compliance. This proposal was submitted June 3, 1999. The Nasdaq Staff responded to both of these issues in a letter dated July 14, 1999. The Staff reviewed the Company's plan for regaining and maintaining compliance and stated while the Staff has determined that the Company will not be delisted due to its previously cited failures to comply, they have determined to apply more stringent reporting requirements. The Company was required to submit an internal balance sheet and statement of operations for the period ended July 31, 1999 by August 20, 1999. Thereafter, until further notice, the Company would be required to submit by the 20th of each month, an internal balance sheet and statement of operations for the preceding month's end. The Company has complied with this requirement. The Company is required to keep Nasdaq apprised of all material events and any changes in its financial statements. Should the Company fail to maintain $2 million net tangible assets, the Staff will issue a formal delisting letter to the Company. If the Company does not continue to maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small cap Market at a time specified by Nasdaq, in which event the shares would be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Board ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules would likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

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




            ________________________________________

                           EXHIBITS TO
                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended               Commission File
     December 31, 1999                        Number 0-16323



           __________________________________________


                       ELECTROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                                       742466304
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 2809 Interstate 35 South, San Marcos, Texas                 78666
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:       (512) 753-6500


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

     3.3  Amendment    to    Restated   Certificate    of     --
          Incorporation of Electrosource, Inc.,  increase
          in   authorized  shares  to  50,000,000  shares
          (filed  as Exhibit 3.1 to Electrosource,  Inc.,
          Quarterly Report on Form 10-Q for quarter ended
          June  30,  1995  and  incorporated  herein   by
          reference).

     3.4  Amendment    to    Restated   Certificate    of     --
          Incorporation    of    Electrosource,     Inc.,
          elimination  of Certificate of Designation  for
          Series  A and Series A-1 Preferred Stock (filed
          as   Exhibit   3.2   to  Electrosource,   Inc.,
          Quarterly Report on Form 10-Q for quarter ended
          June  30,  1995  and  incorporated  hereby   by
          reference).

     3.5  Amendment   to  the  Restated  Certificate   of     --
          Incorporation of Electrosource filed as of July
          22,    1996   (filed   as   Exhibit   3.1    to
          Electrosource, Inc. Quarterly Report on Form 10-
          Q for the quarter ended June 30, 1996 and incorporated herein by reference).

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

     3.8  Amendment  to  Bylaws  of  Electrosource,  Inc.     --
          dated November 3, 1993 (filed as Exhibit 3.5 to
          Electrosource, Inc., Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

     3.9  Amendment  to  Bylaws  of  Electrosource,  Inc.     --
          dated  June 23, 1994 (filed as Exhibit  3.6  to
          Electrosource, Inc. Annual Report filed on Form
          10-K for the period ended December 31, 1994 and incorporated herein by reference).

     3.10 Amendment  to  Bylaws  of  Electrosource,  Inc.     --
          dated November 13, 1996 (filed as Exhibit  3.10
          to  Electrosource, Inc. Annual Report filed  on
          Form 10-K for the period ended December 31, 1996 and incorporated herein by reference).

     4.1  Warrant  to  purchase up  to  5,424  shares  of     --
          Electrosource,  Inc.  Common  Stock  issued  to
          Rosehouse Ltd., a Bermuda-based institutional buyer, dated April 5, 1995 (filed as an Exhibit to Electrosource, Inc. Current Report on Form 8-
          K filed April 12, 1995 and incorporated herein by reference).

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

     4.5  Warrant  (Stock Option Agreement No.  W12-102A)     --
          to    purchase   up   to   70,000   shares   of
          Electrosource,  Inc., Common Stock,  issued  to
          Corning  Incorporated dated December  31,  1997
          for payment on that certain Project Annex dated
          October  20,  1997 (filed as  Exhibit  4.17  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

     4.6  Warrant  (Stock Option Agreement No.  W12-103A)     --
          to    purchase   up   to   70,000   shares   of
          Electrosource,  Inc., Common Stock,  issued  to
          Corning  Incorporated dated December  31,  1997
          for payment on that certain Project Annex dated
          October  20,  1997 (filed as  Exhibit  4.18  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

     4.7  Warrant  (Stock Option Agreement No.  W12-102B)     --
          to    purchase   up   to   60,000   shares   of
          Electrosource,  Inc. Common  Stock,  issued  to
          Corning Incorporated dated June 30, 1998 for payment of that certain Project Annex dated
          October  20,  1997  (filed as  Exhibit  4.7  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

     4.8  Warrant  (Stock Option Agreement No.  W12-103B)     --
          to    purchase   up   to   60,000   shares   of
          Electrosource,  Inc. Common  Stock,  issued  to
          Corning Incorporated dated June 30, 1998 for payment of that certain Project Annex dated
          October  20,  1997  (filed as  Exhibit  4.8  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

   10.1  Sublicense  Agreement dated as  of  October  5,     --
          1987  between Electrosource, Inc.  and  Tracor,
          Inc. (filed as Exhibit 10.4 to Form 10 and incorporated herein by reference).

   10.2   Patent   and   Technology   Exclusive   License     --
          Agreement dated August 14, 1984 between Tracor,
          Inc.   and  Blanyer-Mathews  Associates,   Inc.
          ("BMA")  (filed as Exhibit 10.9 to Registration
          Statement  [No  33-30486]  on  Form  S-1  filed
          August  14,  1989 hereinafter  referred  to  as
          "Form   S-1"   and   incorporated   herein   by
          reference).

   10.3   Amendment  to  Patent and Technology  Exclusive     --
          License  Agreement dated May 29,  1987  between
          Tracor, Inc. and BMA (filed as Exhibit 10.10 to
          Form S-1 and incorporated herein by reference).

   10.4   Bonus  Royalty  Agreement dated  May  26,  1989     --
          among  Electrosource, Inc., Tracor,  Inc.,  and
          BMA (filed as Exhibit 19 to Electrosource, Inc.
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference).

   10.5   Amendment  to  Bonus Royalty Agreement  entered     --
          into as of November 30, 1989 by and among BMA, Tracor, Inc. and Electrosource, Inc. (filed as
          Exhibit 10.17 to Post Effective Amendment No. 1 to Form S-1 Registration Statement [No. 33-
          34581] filed December 11, 1989 hereinafter referred to as "Post-Effective Amendment" and incorporated herein by reference).

   10.6   Assignment of Patent License dated  as  of  May     --
          14, 1990 by and between Electrosource, Inc. and
          Tracor,   Inc.  (joined  by  BMA  for   limited
          purposes  described therein) (filed as  Exhibit
          10.20 to the Company's Annual Report on Form 10-
          K  for  the  period  ended  December  31,  1990
          hereinafter referred to as the "1990 Form 10-K" and incorporated herein by reference).

   10.7   Letter  Agreement dated as of January 15,  1991     --
          between  Electrosource, Inc. and BMA (filed  as
          Exhibit 10.21 to the Company's 1990 Form 10-K and incorporated herein by reference).

   10.8   License  Modification Agreement  dated  January     --
          16,  1992 between Blanyer Mathews & Associates,
          Inc., Electrosource, Inc. and Battery Horizons,
          Ltd.  (filed as Exhibit 10.23 to Electrosource,
          Inc. Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

   10.9   First Amendment to Assignment of Patent License     --
          dated April 2, 1992 between Electrosource, Inc.
          and  Tracor,  Inc. (filed as Exhibit  10.58  to
          Company's Registration Statement [No. 33-65248]
          on   Form   S-1   filed  June  30,   1993   and
          incorporated herein by reference).

   10.10  Lease Agreement between William D. McMorris and     --
          Horizon Battery Technologies, Inc. dated August
          17,   1993   (filed   as   Exhibit   10.42   to
          Electrosource Inc. Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference).

   10.11  Lease Agreement between William D. McMorris and     --
          Electrosource, Inc. dated May 29,  1998  (filed
          as   Exhibit   10.1   to  Electrosource,   Inc.
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

   10.12  Amendment  to  Business  Alliance  and  License     --
          Agreement   dated  November  1,  1995   between
          Electric    Power   Research   Institute    and
          Electrosource, Inc. (filed as Exhibit  10.2  to
          Electrosource, Inc. Quarterly Report on Form 10-
          Q for the quarter ended September 30, 1995 and incorporated herein by reference).

   10.13  Stock  Purchase  Agreement  together  with  the     --
          Asset  and  Technology License Agreement  dated
          January 31, 1995 between BDM Technologies, Inc.
          and Electrosource, Inc. (filed as Exhibit 10.46 to Electrosource, Inc. Annual Report on Form 10-
          K for the period ended December 31, 1994 and incorporated herein by reference).

   10.14  First Amendment to Asset and Technology License     --
          Agreement between BDM International,  Inc.  and
          Electrosource,  Inc. dated  December  18,  1997
          (filed as Exhibit 10.17 to Electrosource,  Inc.
          Annual Report on Form 10-K for the period ended
          December 31, 1997 and incorporated herein by reference).

   10.15  Equipment  Lease Agreement dated  September  7,     --
          1995,  between  Salem Capital  Corporation  and
          Electrosource, Inc. (filed as Exhibit 10.65  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference).

   10.16  Development   Agreement   and   Agreement   for     --
          Purchase of Machinery and Supplies between Electrosource, Inc., and Charles L. Mathews
          ("Contractor") dated November 1, 1995 (filed as
          Exhibit  10.68  to Electrosource,  Inc.  Annual
          Report  on  Form  10-K for  the  period  ending
          December 31, 1995 and incorporated herein by reference).

   10.17  Agreement   for   Aircraft   Starting   Battery     --
          Distribution  between Electrosource,  Inc.  and
          Horizon Aviation, Inc. dated February 13,  1996
          (filed as Exhibit 10.70 to Electrosource,  Inc.
          Annual  Report  on  Form 10-K  for  the  period
          ending   December  31,  1995  and  incorporated
          herein by reference).

   10.18  Memorandum     of     Understanding     between     --
          Electrosource,   Inc.   and   Lockheed   Martin
          Corporation  dated  March 15,  1996  (filed  as
          Exhibit  10.1 to Electrosource, Inc.  Quarterly
          Report on Form 10-Q for quarter ended March 31,
          1996 and incorporated herein by reference).

   10.19  Subscription  Agreements  between  participants     --
          and  Electrosource, Inc. dated January 23, 1997
          (filed  as  Exhibit 4.9 to Electrosource,  Inc.
          Registration Statement [No. 333-25659] Form S-3 on April 23, 1997 and incorporated herein by reference).

   10.20  Amendment Number One to Stock Purchase  Warrant     --
          dated    August   18,   1998,   issued    under
          Subscription  Agreements  between  participants
          and  Electrosource, Inc. dated January 23, 1997
          (filed  as Exhibit 10.2 to Electrosource,  Inc.
          Quarterly  Report on Form 10-Q for the  quarter
          ended   September  30,  1998  and  incorporated
          herein by reference).

   10.21  Note  Purchase  and  Option  Agreement  for  $4     --
          million    dated   March   27,   1997   between
          Electrosource,  Inc.  and Corning  Incorporated
          (filed  as  Exhibit 4.1 to Electrosource,  Inc.
          Quarterly Report on Form 10-Q for quarter ended
          March 31, 1997 and incorporated herein by reference).

   10.22  5%  Convertible  Promissory Note  for  $100,000     --
          dated September 27, 1997 between Electrosource,
          Inc.  and  Corning Incorporated for payment  of
          interest  due on the Note Purchase  and  Option
          Agreement  dated  March  27,  1997  (filed   as
          Exhibit  10.31  to Electrosource,  Inc.  Annual
          Report  on  Form  10-K  for  the  period  ended
          December 31, 1997 and incorporated herein by reference).

   10.23  5%  Convertible  Promissory Note  for  $102,500     --
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

   10.24  Amendment  No.  1 dated December  22,  1997  to     --
          Stock  Option  Agreement dated March  27,  1997
          between Corning Incorporated and Electrosource,
          Inc.  (filed as Exhibit 10.33 to Electrosource,
          Inc. Annual Report on Form 1o-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.25  Research  and  Development  Umbrella  Agreement     --
          dated July 1, 1997 between Corning Incorporated and Electrosource, Inc. (filed as Exhibit 10.34 to Electrosource, Inc. Annual Report on Form 10-
          K for the period ended December 31, 1997 and incorporated herein by reference).

   10.26  Project  Annex dated October 20,  1997  to  the     --
          Development Umbrella Agreement dated as of July
          1, 1997 by and between Corning Incorporated and
          Electrosource, Inc., being further  defined  in
          Exhibit  1,  Project  Proposal,  Physical   and
          Chemical   Description  of  Battery   Electrode
          "Moss."    (filed   as   Exhibit    10.35    to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.27  Project  Annex dated October 20,  1997  to  the     --
          Development Umbrella Agreement dated as of July
          1, 1997 by and between Corning Incorporated and
          Electrosource, Inc., being further  defined  in
          Exhibit   1,   Project  Proposal,   Engineering
          Resources   (filed   as   Exhibit   10.36    to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.28  Project  Annex dated October 20,  1997  to  the     --
          Development Umbrella Agreement dated as of July
          1, 1997 by and between Corning Incorporated and
          Electrosource, Inc., being further  defined  in
          Exhibit  1,  Project Proposal, Characterization
          of   Electrode  Materials  and  Collector  Grid
          Materials   (filed   as   Exhibit   10.37    to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.29  Amendment dated June 15, 1998 to May  29,  1998     --
          Agreement  terminating  Notes  between  Corning
          Incorporated and Electrosource, Inc. for a one-
          day  extension  for payment (filed  as  Exhibit
          10.3 to Electrosource, Inc. Quarterly Report on
          Form  10-Q for the quarter ended June 30,  1998
          and incorporated herein by reference).

   10.30  Stock  Purchase Agreement dated  June  2,  1998     --
          between Kamkorp and Electrosource, Inc. (filed as Exhibit 4.1 to Electrosource, Inc. Form 8-K dated June 11, 1998 and incorporated herein by reference).

   10.31  Registration  Rights Agreement  dated  June  2,     --
          1998  between  Kamkorp and Electrosource,  Inc.
          (filed  as  Exhibit 4.2 to Electrosource,  Inc.
          Form 8-K dated June 11, 1998 and incorporated herein by reference).

   10.32  Form    of    Severance    Agreement    between     --
          officers/key employees and Electrosource,  Inc.
          dated  May 18, 1998 (filed as Exhibit  10.4  to
          Electrosource, Inc. Quarterly Report on Form 10-
          Q for the quarter ended June 30, 1998 and incorporated herein by reference).

   10.33  Purchase  Order  for  Horizon  Batteries   Pack     --
          Development  Program  between  Fiat  Auto   and
          Electrosource,  Inc. dated September  30,  1996
          (filed as Exhibit 10.40 to Electrosource,  Inc.
          Annual Report on Form 10-K for the period ended
          December 31, 1997 and incorporated herein by reference).

   10.34  Frame-Development Contract dated March 14, 1997     --
          between  SMH Automobile S.A. and Electrosource,
          Inc.  (filed as Exhibit 10.41 to Electrosource,
          Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.35  Summary Contract Amendment Terms dated November     --
          12,  1997 for Frame-Development Contract  dated
          March 14, 1997 between SMH Automobile S.A.  and
          Electrosource, Inc. (filed as Exhibit 10.42  to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.36  Severance Agreement between James M. Rosel  and     --
          Electrosource, Inc. effective August  31,  1998
          (filed  as Exhibit 10.1 to Electrosource,  Inc.
          Quarterly Report on Form  10-Q for the  quarter
          ended   September  30,  1998  and  incorporated
          herein by reference).

   10.37  Purchase    Order    Number   ES1001    between     --
          Electrosource  International and Electrosource,
          Inc.  dated  June 15, 1998 for 5,800  batteries
          (filed as Exhibit 10.49 to Electrosource,  Inc.
          Annual Report on Form 10-K for the period ended
          December 31, 1998 and incorporated herein by reference).

   10.38  Purchase  Order  Number  ES1002  (amendment  to     --
          Purchase    Order   Number   ES1001)    between
          Electrosource  International and Electrosource,
          Inc.  dated  March  3, 1999 (filed  as  Exhibit
          10.50  to Electrosource, Inc. Annual Report  on
          Form 10-K for the period ended December 31, 1998 and incorporated herein by reference).

The following exhibits filed under Paragraph 10 of Item 601 are the Company's compensation plans and arrangements:

   10.39  Director   Indemnification   Agreement    dated     --
          September  1, 1993 between Electrosource,  Inc.
          and  Dr.  Norman  Hackerman (filed  as  Exhibit
          10.57  to Electrosource, Inc. Annual Report  on
          Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

   10.40  Director  Indemnification Agreement dated  June     --
          22, 1995 between Electrosource, Inc. and Nathan
          Morton (filed as Exhibit 10.2 to Electrosource,
          Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

   10.41  Director Indemnification Agreement dated  March     --
          3, 1997 between Electrosource, Inc. and Richard
          E.   Balzhiser  (filed  as  Exhibit  10.51   to
          Electrosource, Inc. Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

   10.42  Director  Indemnification Agreement dated  June     --
          2,  1998 between Electrosource, Inc. and  Kamal
          Siddiqi    (files    as   Exhibit    10.5    to
          Electrosource, Inc. Quarterly Report on Form 10-
          Q for the period ended June 30, 1998 and incorporated herein by reference).

   10.43  Director  Indemnification Agreement dated  June     --
          2,   1998   between  Electrosource,  Inc.   and
          Clifford  Winkless (filed as  Exhibit  10.6  to
          Electrosource, Inc. Quarterly Report on Form 10-
          Q for the period ended June 30, 1998 and incorporated herein by reference).

   10.44  Director  Indemnification Agreement dated  June     --
          2,  1998 between Electrosource, Inc. and  Roger
          Musson (filed as Exhibit 10.7 to Electrosource,
          Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1998).

   10.45  Director   Indemnification   Agreement    dated     --
          December  23, 1998 between Electrosource,  Inc.
          and William F. Griffin (filed as Exhibit 10.64 to Electrosource, Inc. Annual Report on Form
          10K for the period ended December 31, 1998 and incorporated herein by reference).

   10.46  Director   Indemnification   Agreement    dated     --
          December  23, 1998 between Electrosource,  Inc.
          and  James M. Rosel (filed as Exhibit 10.65  to
          Electrosource, Inc. Annual Report on Form 10K for the period ended December 31, 1998 and incorporated herein by reference).

   10.47  Director Indemnification Agreement dated August    E-10
          16,  1999 between Electrosource, Inc. and Benny
          E. Jay.

   10.48  1996  Stock Option Plan for Electrosource, Inc.     --
          (filed as Exhibit 4.2 to Registration Statement
          [No. 333-31101] on Form S-8 and incorporated herein by reference).

   10.49  1999  Stock Option Plan for Electrosource, Inc.     --
          (filed as Exhibit 4 to Form 10Q for the quarter ended June 30, 1999 and incorporated herein by reference).

   24.1   Consent of Weaver and Tidwell LLP                  E-14


   24.2   Consent of Ernst & Young LLP                       E-15


   27.    Financial Data Schedule                            E-16