Form 10-K/A
period 1999-12-31
ELECTROSOURCE INC
filed 2000-04-03
CIK 823927

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


During 1999, the Federal Aviation Administration ("FAA") completed a certification test plan for the Company's Helicopter battery, the successful completion of which will allow the FAA to consider applications for Supplemental Type Certificates ("STC's") to install and operate the new battery in certain helicopters. The Company plans to complete certification testing and all actions required to obtain STC's required to use the new battery in certain helicopters. The schedule for completing the FAA test plan, obtaining the initial STC and launching production of this product remain uncertain.


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