Form 10-Q
period 2000-03-31
ELECTROSOURCE INC
filed 2000-05-12
CIK 823927

FORM 10Q
                      SECURITIES AND EXCHANGE  COMMISSION
                           Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,965,033 shares as of May 12, 2000.


                          INDEX TO FINANCIAL STATEMENTS
                                 March 31, 2000

ELECTROSOURCE, INC.                          COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Condensed Balance Sheets at March 31, 2000  (Unaudited)
              and December 31, 1999                                    Page  3

           Condensed Statements of Operations for the three months
              ended March 31, 2000 and 1999 (Unaudited)                Page  4

           Condensed Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999 (Unaudited)                Page  5

           Notes to Condensed Financial Statements (Unaudited)         Page  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Unaudited)             Page 8

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           Page 11

  Item 2.  Changes in Securities                                       Page 11

  Item 3.  Defaults On Senior Securities                               Page 11

  Item 4.  Submission of Matters to a Vote of Security Holders         Page 11

  Item 5.  Other Information                                           Page 11

  Item 6.  Exhibits and Reports on Form 8-K                            Page 11

INDEX TO EXHIBITS                                                      Page 14




                         Part I - Financial Information
Item 1.  Financial Statements
                              Electrosource, Inc.
                           Condensed Balance Sheets

                                           March 31, 2000      December 31,
                                            (Unaudited)            1999
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $   415,710         $  157,008
  Trade receivables                          1,982,906          1,417,736
  Inventories                                  244,148            167,569
  Prepaid expenses and other assets             60,669             45,247
TOTAL CURRENT ASSETS                         2,703,433          1,787,560

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $4,484,998 in 2000
  and $4,322,045 in 1999)                    2,590,896          2,753,849

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,282,422 in 2000 and
  $2,235,217 in 1999)                          766,252            813,457

OTHER ASSETS                                    51,750             52,500
TOTAL ASSETS                                $6,112,331        $ 5,407,366

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   767,398        $ 1,044,086
  Accrued liabilities                        1,567,117          1,399,285
  Deferred revenue and
    advance payments on batteries              386,598            387,421
  Current portion of capital lease
    obligations                                 50,792             71,513
TOTAL CURRENT LIABILITIES                    2,771,905          2,902,305


SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per share;
    authorized 50,000,000 shares; issued
    and outstanding 13,208,250 in 2000
    and 12,137,699 in 1999                  13,208,250         12,137,699
  Preferred Stock, par value $1.00 per
    share; authorized 10,000,000 shares;
    no shares issued or outstanding                  -                  -
  Common Stock subscription receivable        (467,663)          (467,663)
  Warrants                                           -                  -
  Paid in capital                           52,145,051         51,552,599
  Accumulated deficit                      (61,545,212)       (60,717,574)

                                             3,340,426          2,505,061
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $6,112,331        $ 5,407,366


See notes to financial statements.

Electrosource, Inc.
               Condensed Statements of Operations (Unaudited)



                                             Three Months Ended March 31,
                                                  2000           1999
Revenues
  Battery sales                                 $198,149      $  202,024
  Project revenue                                479,391         169,633
  Other income                                     6,783               0
  Interest income                                    823              59
                                                 685,146         371,716
Costs and expenses
  Manufacturing                                  714,858         721,621
  Selling, general and administrative            378,093         290,981
  Research and development                       181,967         275,585
  Technology license and royalties                25,000          25,000
  Depreciation and amortization                  210,158         238,358
  Interest expense                                 2,709           4,990
                                               1,512,785       1,556,535
Loss before income taxes                        (827,639)     (1,184,819)

     Income taxes                                      -               -

Net loss                                       $(827,639)    $(1,184,819)

Net loss per common share                          $(.07)         $(0.14)

Average common shares outstanding             12,437,202       8,663,213

See notes to condensed financial
statements.


                         Electrosource, Inc.
               Condensed Statements of Cash Flows (Unaudited)

                                                Three Months Ended March 31,
                                                    2000          1999
OPERATING ACTIVITIES
  Net loss                                       $(827,639)    $(1,184,819)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                210,158         238,358
      Non-cash lease expense                           750          33,804
  Changes in operating assets and liabilities:
      Increase in trade receivables               (565,170)        (46,002)
      (Increase) Decrease in inventories           (76,579)        133,241
      (Increase) Decrease in prepaid
        expenses and other assets                  (15,422)         10,599
      Increase (decrease) in accounts payable
        accrued liabilities                       (108,855)         28,025
      Decrease in deferred revenue and
        advance payments on batteries                 (823)       (261,362)
CASH USED IN OPERATING ACTIVITIES               (1,383,580)     (1,048,156)

INVESTING ACTIVITIES
  Purchases of property and equipment, net               -               -
CASH USED IN INVESTING ACTIVITIES                        -               -

FINANCING ACTIVITIES
  Payment of notes payable and capital
    lease obligations                              (20,721)        (18,404)
  Proceeds from issuances of common stock, net   1,663,003         880,098
CASH PROVIDED BY FINANCING ACTIVITIES            1,642,282         861,694

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     258,702        (186,462)


Cash and cash equivalents at beginning of period   157,008         207,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $415,710       $  20,784


See notes to financial statements.


Electrosource, Inc.
March 31, 2000
Item 1  Notes to Condensed Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and are not necessarily indicative of results for the entire year.


NOTE B - INVENTORIES

                                                        2000        1999

      Raw materials                                   $204,550    $121,027
      Work in progress                                  36,784      46,222
      Finished goods                                     2,814         320
                                                      $244,148    $167,569


NOTE C - PROPERTY AND EQUIPMENT

                                                        2000        1999

      Office equipment                              $  801,610  $  801,610
      Production and lab equipment                   5,398,365   5,398,365
      Leasehold improvements                           875,919     875,919
                                                     7,075,894   7,075,894
      Less - accumulated depreciation
        and amortization                            (4,484,998) (4,322,045)
      Total Property and Equipment                  $2,590,896  $2,753,849


NOTE D - CONTINGENCIES

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


NOTE F - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") agreed to provide up to $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share under the initial agreement. On October 27, 1999, the Company granted Kamkorp an option to purchase an additional 3,000,000 shares of its Common Stock at a price of $1.00 per share. These latest options expire as to 2,000,000 shares in six months, 500,000 shares in nine months, and 500,000 shares in twelve months. As of March 31, 2000, Kamkorp is the record owner of 8,130,000 shares or 61.6% of the Company's 13,208,250 outstanding shares of Common Stock and, including options to purchase Common Stock, the beneficial owner of 12,000,000 shares or 70% of the Company's Common Stock (assuming purchase of the full 6,000,000 shares available under the Agreement and full exercise of the option to purchase 6,000,000 additional shares). The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares. As of May 12, 2000, Kamkorp has been issued 8,853,500 shares at $1.00 per share, representing 63.4% of the Company's outstanding Common Stock at that date.

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

During the three months ended March 31, 2000, existing battery orders and contract work have not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company anticipates that funds will be available from Kamkorp in an amount sufficient to sustain operations; however, Kamkorp is not obligated to provide this funding. Kamkorp has acknowledged to the Company that it intends to continue equity funding to the Company in the year 2000. The Company has approximately $767,000 of outstanding accounts payable, most of which is payable to raw materials suppliers and service providers, some of which is considerably past due. In the first quarter of 2000, six vendors have filed suits against the Company. All of these vendors have accepted pay out agreements for the amounts owed. Payout agreements have also been worked out with vendors and service providers who have not filed lawsuits. In May 2000, one vendor filed a lawsuit against the Company. As of this filing this lawsuit has not been negotiated. The Company is making efforts to satisfy these old obligations while continuing to produce limited quantities of batteries for its customers. Funding from Kamkorp, additional battery orders, or other financing will be required for the remainder of the year 2000 to continue operations and to maintain compliance with the minimum listing standards of the Nasdaq Stock Markets ("Nasdaq").

The Company's Common Stock is traded in the Over-the-Counter Market and is reported on the Nasdaq Stock Markets. In order to maintain listing by Nasdaq under rules which went into effect in February 1998, the Company must maintain a minimum $2,000,000 of net tangible assets (total assets, excluding goodwill, minus total liabilities) and the Company's closing price cannot fall below $1.00 per share for 30 consecutive trade dates. On February 1, 1999, the Company received written notice from Nasdaq that the closing bid price of its shares fell below $1.00 for 30 consecutive business days and therefore did not meet the Nasdaq minimum listing requirements. The written notification stated that within 90 days of the notification, the Company's closing bid price must be $1.00 or higher for ten consecutive calendar days to satisfy the requirement. This requirement was met by mid-February 1999. As of March 31, 1999, the Company's net tangible assets were less than $2,000,000.
As a result, the Company was not in compliance with the minimum listing requirements of Nasdaq and advised Nasdaq of that fact. On April 15, 1999, the Company received notice from Nasdaq that it was concerned that the Company may not be able to sustain compliance with the continued listing requirements of Nasdaq in light of the "going concern" opinion from its independent auditor. To address this concern Nasdaq requested a detailed letter from the Company on or about April 30, 1999, discussing the timeline for resolution of these items and a discussion explaining why the Company believes it will be able to sustain compliance with the continued listing standards of Nasdaq.
The Company complied with this request on April 30, 1999. Additionally, on May 20, 1999, the Company received notice that since the Company failed to meet the requirement for net tangible assets of $2 million on the March 31, 1999 Form 10-Q, the Company would be required to submit before June 4, 1999, a proposal for achieving compliance. This proposal was submitted June 3, 1999. The Nasdaq Staff responded to both of these issues in a letter dated July 14, 1999. The Staff reviewed the Company's plan for regaining and maintaining compliance and stated while the Staff has determined that the Company will not be delisted due to its previously cited failures to comply, they have determined to apply more stringent reporting requirements. The Company was required to submit an internal balance sheet and statement of operations for the period ended July 31, 1999 by August 20, 1999. Thereafter, until further notice, the Company has been required to submit by the 20th of each month, an internal balance sheet and statement of operations for the preceding month's end. To date, the Company has complied with this requirement. The Company is required to keep Nasdaq apprised of all material events and any changes in its financial statements. Should the Company fail to maintain $2 million net tangible assets, the Staff will issue a formal delisting letter to the Company. If the Company does not continue to maintain the required listing criteria, it is likely that the Company's shares would be delisted from the Nasdaq Small
Cap Market at a time specified by Nasdaq, in which event the shares could be quoted on the Over-the-Counter ("OTC") Bulletin Board and/or the Pink Sheets of the National Quotation Board ("NQB"). In such trading markets, brokers and dealers effecting trades in the Common Stock would become subject to the Securities and Exchange Commission rules covering trading in "penny stocks." Becoming subject to the "penny stock" rules would likely have a material adverse effect on both the price and trading liquidity of the Company's Common Stock.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's cash balance increased from $157,008 to $415,710 during the three months ended March 31, 2000, as a result of equity sales in excess of operating losses. The Company sold an additional 650,000 shares of Common Stock to Kamkorp for $1.00 per share in the quarter ended March 31, 2000; participants in the Company's stock option plans exercised options for 139,721 shares of Common Stock in the aggregate for a total consideration of approximately $282,399, and 280,830 warrants were exercised for a total consideration of approximately $730,604. Subsequent to March 31, 2000 the Company sold an additional 723,500 shares of its Common Stock to Kamkorp at $1.00 per share to provide needed working capital. Inventories increased from $167,569 to $244,148.


Results of Operations:

Revenues. The Company had battery sales of approximately $198,000 for the three months ended March 31, 2000 compared to $202,000 for the three months ended March 31, 1999. Approximately 33% and 24% of the year 2000 battery sales were to Lockheed Martin and PEI Electronics, Inc., respectively. Lockheed Martin produces a drive train used in hybrid buses manufactured by the Orion
Bus Company and others. The New York Transit Authority has been testing a hybrid diesel bus on the streets of New York City manufactured by Orion, which is powered by a Lockheed Martin drive train and Electrosource batteries. The tests have been completed and were successful. Following the favorable results, the New York Transit Authority placed an order with Orion, in December 1999, for the hybrid buses powered by Horizon batteries. PEI Electronics, Inc. has developed a hybrid-electric power drive train for the High Mobility
Multipurpose Wheeled Vehicle ("HMMWV") which is used mostly by the military. Recently, one of these HMMWV's successfully completed a 3,200 mile coast to coast driving tour using Electrosource batteries to power the hybrid-electric power train. The amount and timing of any substantial orders for batteries arising from these relationships remains uncertain for the Company at this date.

Approximately 64% of 1999 battery sales were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program. The majority of the remainder of 1999 battery sales were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they are producing for testing and evaluation as mentioned above.

The Company had project revenue of approximately $479,400 for the three months ended March 31, 2000 compared to $170,000 for the three months ended March 31, 1999. All of the revenue generated in 2000 was under agreements with Frazer-Nash Research Limited and Frazer-Nash Research, Inc. for the continued research and development of the Company's battery technology. All of the revenue generated in 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE"). The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries.

Costs and Expenses. Total costs were approximately $44,000 lower in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs increased approximately $87,000 for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to an increase in marketing and business related travel costs, patent protection costs and late charges and legal fees resulting from past due accounts.

Research and development costs decreased approximately $94,000 for the three months ended March 31, 2000 compared to the same period in 1999 due to the completion of the cooperative development and research agreements with the Defense Advanced Research Projects Agency and with the Department of Energy, as discussed above.

Depreciation and amortization costs decreased approximately $28,000 for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to the full depreciation of various pieces of production equipment during 1999 and 2000 which remain in use.

Interest costs decreased approximately $2,000 in 2000 as the Company's operating lease obligations have decreased.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE F - LIQUIDITY" to the interim financial statements, which is incorporated into this Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. Additionally, the Company has agreed to pay $300,000 to BDM (for the remaining unpaid occupancy related costs) from the proceeds received from any fundraising activities completed by the Company before March 31, 1998 in excess of $5,000,000, which did not occur. The Company's closing market price as reported by Nasdaq on May 2, 2000 was $7.25. BDM has not notified the Company of an intent to sell such shares in the near term.

In the first quarter of 2000, six vendors have filed suits against the Company. All of these vendors have accepted pay out agreements for the amounts owed.
In May 2000, one vendor filed a lawsuit against the Company. As of this filing this lawsuit has not been negotiated.

From time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide agreed upon financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, delisting of the Company's Common Stock on Nasdaq, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon battery. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

                         Part II - Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

          The Company sold 650,000 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the first quarter of 2000. There were no underwriters involved in the sale, and no underwriting discounts or commissions. The securities were sold pursuant to exemptions under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder; the offering was to a single sophisticated, accredited investor in a transaction not involving public solicitation or advertising.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective April 6, 2000, Mr. Jim Rosel resigned his appointment to the Board of Directors. As of May 11, 2000 the Board of Directors consists of eight members with one seat open.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               Reports on Form 8-K filed during the quarter ended March 31, 2000 and up to the date of this filing on Form 10-Q were:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  May 12, 2000           ELECTROSOURCE, INC.

                                   /s/
                              Benny E. Jay
                              President, Chief Executive Officer


                                  /s/
                              Don C. Perriello
                              Vice President, Treasurer
                              and Chief Accounting Officer




                              Washington, D.C.  20549




                    ________________________________________

                                   EXHIBITS TO
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               March 31, 2000                     Number 0-16323



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
 (Address of principal executive offices)                (Zip Code)


          Registrant's telephone number, including area code:
                              (512) 753-6500

       Securities registered pursuant to Section 12(b) of the Act:
                                   None

       Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $1.00 per share
                         (Title of Class)



INDEX TO EXHIBITS


No.                      Description                                 Page

27     Financial Data Schedule                                        15