Form 10-Q
period 2000-06-30
ELECTROSOURCE INC
filed 2000-08-14
CIK 823927

FORM 10Q
               SECURITIES AND EXCHANGE  COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               OR

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

Yes  __  No __

                   APPLICABLE  ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,476,733 shares as of August 14, 2000.



                       INDEX TO FINANCIAL STATEMENTS
                              June 30, 2000


ELECTROSOURCE, INC.                         COMMISSION FILE NUMBER   0-16323


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

       Condensed Balance Sheets at June 30, 2000  (Unaudited)
         and December 31, 1999                                        Page  3

       Condensed Statements of Operations for the three and six
         months ended June 30, 2000 and 1999 (Unaudited)              Page  4

       Condensed Statements of Cash Flows for the three and six
         months ended June 30, 2000 and 1999 (Unaudited)              Page  5

       Notes to Condensed Financial Statements (Unaudited)            Page  6

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Unaudited)                Page  8

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                          Page 12

  Item 2.  Changes in Securities                                      Page 12

  Item 3.  Defaults On Senior Securities                              Page 12

  Item 4.  Submission of Matters to a Vote of Security Holders        Page 12

  Item 5.  Other Information                                          Page 12

  Item 6.  Exhibits and Reports on Form 8-K                           Page 12

INDEX TO EXHIBITS                                                     Page 15




                        Part I - Financial Information

Item 1.  Financial Statements

                             Electrosource, Inc.
                           Condensed Balance Sheets

                                              June 30, 2000       December 31,
                                               (Unaudited)           1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $   74,551          $  157,008
  Trade receivables                            2,721,288           1,417,736
  Inventories                                    260,715             167,569
  Prepaid expenses and other assets               45,091              45,247
TOTAL CURRENT ASSETS                           3,101,645           1,787,560

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $4,640,981 in 2000 and
  $4,322,045 in 1999)                          2,684,806           2,753,849

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,329,627 in 2000
  and $2,235,217 in 1999)                        719,047             813,457

OTHER ASSETS                                      51,000              52,500
TOTAL ASSETS                                  $6,556,498          $5,407,366

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $  997,658         $ 1,044,086
  Accrued liabilities                          1,677,888           1,399,285
  Deferred revenue and advance payments
    on batteries                                 359,119             387,421
  Current portion of capital lease obligations    36,106              71,513
TOTAL CURRENT LIABILITIES                      3,070,771           2,902,305

CAPITAL LEASE OBLIGATIONS (less
    current portion)                               1,101                   -

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $1.00 per share;
    authorized 50,000,000 shares; issued
    and outstanding 13,976,233, in 2000
    and 12,137,699 in 1999                    13,976,233          12,137,699

  Preferred Stock, par value $1.00 per
    share; authorized 10,000,000 shares;
    no shares issued or outstanding                    -                   -

  Common Stock subscription receivable          (467,663)           (467,663)
  Warrants                                             -                   -
  Paid in capital                             52,180,183          51,552,599
  Accumulated deficit                        (62,204,127)        (60,717,574)
                                               3,484,626           2,505,061
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $6,556,498          $5,407,366


See notes to financial statements.

                              Electrosource, Inc.
                    Condensed Statements of Operations (Unaudited)

                       Three Months Ended June 30,     Six Months Ended June 30,
                            2000         1999               2000       1999
Revenues
  Battery sales          $  311,887   $   72,950       $  510,036    $  274,974
  Project revenue           596,892      300,180        1,076,283       465,186
  Other income                8,189       50,189           14,972        54,816
  Interest income               839            5            1,662            64
                            917,807      423,324        1,602,953       795,040

Costs and expenses
  Manufacturing             803,874      606,680        1,518,733     1,328,300
  Selling, general and
    administrative          400,780      273,673          778,873       564,655
  Research and development  140,161      276,463          322,128       552,048
  Technology license and
    royalties                25,000       25,000           50,000        50,000
  Depreciation and
    amortization            203,189      228,740          413,346       467,098
  Interest expense            3,718        4,436            6,427         9,426
                          1,576,722    1,414,992        3,089,507     2,971,527
Loss before income taxes   (658,915)    (991,668)      (1,486,554)   (2,176,487)

  Income taxes                    -          -                  -             -

Net loss                 $ (658,915)  $ (991,668)    $(1,486,554)   $(2,176,487)

Net loss per
  common share           $    (0.05)  $    (0.10)    $     (0.11)   $     (0.24)

Average common shares
  outstanding            13,754,303     9,576,301      13,095,753     9,122,280


See notes to condensed financial statements.


                                Electrosource, Inc.
                   Condensed Statements of Cash Flows (Unaudited)

                                                     Six Months Ended June 30,
                                                       2000            1999
OPERATING ACTIVITIES
  Net loss                                          $(1,486,554)   (2,176,487)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                     413,346       467,098
      Non-cash interest expense                           1,500        44,889
   Changes in operating assets and liabilities:
      Increase in trade receivables                  (1,303,552)     (290,829)
      (Increase) Decrease in inventories                (93,146)      180,857
      Decrease in prepaid expenses and other assets         156        14,669
      Increase (decrease)in accounts payable
        and accrued liabilities                         232,175       (41,841)
      Decrease in deferred revenue and
        advance payments on batteries                   (28,302)     (248,409)
CASH USED IN OPERATING ACTIVITIES                    (2,264,377)   (2,050,053)

INVESTING ACTIVITIES
  Purchases of property and equipment, net             (249,893)      (37,362)
CASH USED IN INVESTING ACTIVITIES                      (249,893)      (37,362)

FINANCING ACTIVITIES
  Payment of capital lease obligations                  (34,305)            -
  Proceeds from issuances of common stock, net        2,466,118     2,197,186
CASH PROVIDED BY FINANCING ACTIVITIES                 2,431,813     2,159,824

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          (82,457)      109,771

Cash and cash equivalents at beginning  of period       157,008       207,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   74,551    $  317,017


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


NOTE B - INVENTORIES

                                        2000        1999

      Raw materials                  $198,545     $121,027
      Work in progress                 47,481       46,222
      Finished goods                   14,689          320
                                     $260,715     $167,569


NOTE C - PROPERTY AND EQUIPMENT

                                                      2000         1999

      Office equipment                           $  801,610     $  801,610
      Self constructed assets in progress           213,044            -
      Production and lab equipment                5,435,214      5,398,365
      Leasehold improvements                        875,919        875,919
                                                  7,325,787      7,075,894
      Less - accumulated depreciation
        and amortization                         (4,640,981)    (4,322,045)
      Total Property and Equipment               $2,684,806     $2,753,849

NOTE D - CONTINGENCIES

In June of 2000, the Company entered into two engagement letters with an investment banking firm in connection with the Company's efforts to raise additional capital. Subsequently, negotiations with respect to a proposed sale of securities terminated. The investment banker has notified the Company that it believes the Company owes the banking firm a total of $200,000 under the break-up provision of the engagement letters. The Company disputes the claim. Also, the Company is involved in certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.

NOTE E - EARNINGS PER SHARE

Basic and diluted loss per share is based on the average number of shares of common stock outstanding during each period. Since the Company has experienced net operating losses, outstanding options and warrants to purchase common stock have an antidilutive effect. Therefore, such options and warrants were not included in the diluted loss per share calculation.

NOTE F - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") has provided $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share under the initial agreement. On October 27, 1999, the Company granted Kamkorp an option to purchase an additional 3,000,000 shares of its Common Stock at a price of $1.00 per share. As of August 11, 2000, Kamkorp has exercised 2,000,000 of these shares, notified the Company it will exercise 500,000 shares, with the balance of 500,000 shares exercisable on or before October 27, 2000. As of June 30, 2000, Kamkorp is the record owner of 6,130,000 shares or 43.9% of the Company's 13,976,233 outstanding shares of Common Stock and, including options to purchase Common Stock, the beneficial owner of 9,276,500 shares or 54% of the Company's Common Stock (assuming the purchase of the 3,146,500 unexercised shares remaining under the Agreement). Kamkorp purchased 2,000,000 shares (14.3%) and 723,500 shares (5.2%) under the Agreement and assigned the stock to Kamkorp Holdings Limited ("KHL") and Kamkorp Microelectronics Ltd. ("KML"), respectively. Neither KHL or KML are subsidiaries of Kamkorp Limited. The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares.

In accordance with the terms of the Agreement, Kamkorp nominated three members of the Company's Board of Directors, who were unanimously approved by the Board of Directors, and has the ability to ultimately have control of the Board of Directors. Additionally, pursuant to the terms of the Agreement, the Company must obtain approval from Kamkorp for all important management policies and decisions, which include the following:

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

During the six months ended June 30, 2000, existing battery orders and contract work have not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis.
The Company anticipates that funds will be available from Kamkorp in an amount sufficient to sustain operations; however, Kamkorp is not obligated to provide this funding. The Company has approximately $1,007,000 of outstanding accounts payable, as of August 11, 2000, most of which is payable to raw materials suppliers and service providers, some of which is considerably past due. In the first six months of 2000, several vendors have filed suits against the Company. All but one of these vendors have accepted pay out agreements for the amounts owed and two suits have yet to be answered by the Company. Payout agreements have also been worked out with vendors and service providers who have not filed lawsuits. Currently, the Company is one or two payments in arrears on these payout agreements.
One of these agreements was with the Hays County Tax Assessor-Collector for unpaid property taxes. On July 31, 2000, the Company was served a Tax Search and Seizure Warrant by Hays County for the collection of $195,359 in cash or the equivalent in personal property owned by the Company. Subsequently, the Company paid $100,000 of the total due. The Company is making efforts to satisfy these old obligations while continuing to produce limited quantities of batteries for its customers. As of August 11, 2000 the Company has not met its obligations to pay certain monthly operating costs including building rent, corporate insurance premiums, worker's compensation insurance premiums, employee health and life insurance premiums, payments to the Internal Revenue Service for payroll taxes, 401(k) contributions and employee expense reports. Funding from Kamkorp, additional battery orders, or other financing will be required for the remainder of the year 2000 to continue operations and to maintain compliance with the minimum listing standards of the Nasdaq Stock Markets ("Nasdaq").

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's cash balance decreased from $157,008 to $74,551 during the six months ended June 30, 2000, as a result of operating losses in excess of equity sales. The Company sold an additional 650,000 and 723,500 shares of Common Stock to Kamkorp for $1.00 per share in the quarters ended March 31, and June 30, 2000 respectively (the 723,500 shares were assigned to Kamkorp Microelectronics Ltd.); participants in the Company's stock option plans exercised options for 139,721 and 41,533 shares of Common Stock in the aggregate for a total consideration of approximately $282,399 and $72,054, and 280,830 and 2,950 warrants were exercised for a total consideration of approximately $730,604 and $7,561. Subsequent to June 30, 2000 the Company was notified that it was Kamkorp's intention to exercise an additional 500,000 shares of its Common Stock to Kamkorp at $1.00 per share to provide needed working capital.

As of August 11, 2000 the Company has not met its obligations to pay certain monthly operating costs including building rent, corporate insurance premiums, worker's compensation insurance premiums, employee health and life insurance premiums, payments to the Internal Revenue Service for payroll taxes, 401(k) contributions and employee expense reports. Funding from Kamkorp, additional battery orders, or other financing will be required for the remainder of the year 2000 to continue operations and to maintain compliance with the minimum listing standards of the Nasdaq Stock Markets ("Nasdaq"). Inventories increased from $167,569 to $260,715.

Results of Operations:

Revenues. The Company had battery sales of approximately $312,000 and $510,000 for the three and six months ended June 30, 2000 compared to $73,000 and $275,000 for the three and six months ended June 30, 1999. Approximately 51% (three months) and 33% (six months) of the year 2000 battery sales were to Frazer-Nash Research LTD and Electrosource International LTD, collectively (Kamkorp Limited affiliated companies). Approximately 24% (three months) and 36% (six months) of the year
2000 battery sales were to Lockheed Martin and PEI Electronics, Inc., collectively.
Approximately 47% of the first six months of 1999 battery sales were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program. The majority of the remainder of the first six months of 1999 battery sales (40%) were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they are producing for testing and evaluation.

The Company had project revenue of approximately $597,000 and $1,076,000 for the three and six months ended June 30, 2000 compared to $300,000 and $465,000 for the three and six months ended June 30, 1999. Ninety-two percent of the revenue generated in 2000 was under agreements with Frazer-Nash Research Limited and Frazer-Nash Research, Inc. for the continued research and development of the Company's battery technology. All of the revenue generated in 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE"). The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries.

Costs and Expenses. Total costs were slightly higher in the three and six months ended June 30, 2000 compared to the same periods in 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs increased for the three and six months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in marketing and business related travel costs, patent protection costs, and penalties, late charges and legal fees resulting from past due accounts.

Research and development costs decreased for the three and six months ended June 30, 2000 compared to the same period in 1999 due to the completion of the cooperative development and research agreements with the Defense Advanced Research Projects Agency and with the Department of Energy, and because the Company has been continuing research and development of its technology with Frazer-Nash as discussed above.

Depreciation and amortization costs decreased for the three and six months ended June 30, 2000 compared to the same period in 1999 primarily due to the full depreciation of various pieces of production equipment during 1999 and 2000 which remain in use.

Interest costs decreased for the three and six months ended June 30, 2000 compared to the same period in 1999 as the Company's capital lease obligations have decreased.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE F - LIQUIDITY" to the interim financial statements, which is incorporated into this Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company's closing market price as reported by Nasdaq on August 11, 2000 was $5.875.
BDM has not notified the Company of it's intent to sell such shares in the near term.

In the first six months of 2000, several vendors have filed suits against the Company. All but one of these vendors have accepted pay out agreements for the amounts owed and two suits have yet to be answered by the Company. Payout agreements have also been worked out with vendors and service providers who have not filed lawsuits. Currently, the Company is one or two payments in arrears on all of these payout agreements. One of these agreements was with the Hays County Tax Assessor-Collector for unpaid property taxes. On July 31, 2000, the Company was served a Tax Search and Seizure Warrant by Hays County for the collection of $195,359 in cash or the equivalent in personal property owned by the Company. Subsequently, the Company paid $100,000 of the total due.

In June of 2000, the Company entered into two engagement letters with an investment banking firm in connection with the Company's efforts to raise additional capital. Subsequently, negotiations with respect to a proposed sale of securities terminated. The investment banker has notified the Company that it believes the Company owes the banking firm a total of $200,000 under the break-up provision of the engagement letters. The Company disputes the claim.

From time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  When used in this  discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business primarily include completion of existing battery orders, uncertainty as to receipt of additional orders, inability to obtain additional debt or equity financing, continued willingness and ability of Kamkorp and its affiliates to provide agreed upon financing, currency controls and other uncertainties arising from Malaysia and Far East economies upon which the Company is dependent for equity financing and battery sales, delisting of the Company's Common Stock on Nasdaq, delays in shipment or cancellation of orders, timing of future orders, customer reorganization, fluctuations in demand primarily associated with governmental mandates for the production of zero emission vehicles and the ability to successfully commercialize the Horizon
battery.   Readers are cautioned not to place undue reliance on these forward-
looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in this report and in the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

                   Part II - Other Information

Item 1.   Legal Proceedings
     On July 31, 2000, the Company was served a Tax Search and Seizure Warrant by the District Court of Hays County, Texas for the collection of $195,359 in cash or the equivalent in personal property owned by the Company.

Item 2.   Changes in Securities

     The Company sold 723,500 shares of its Common Stock to Kamkorp at a price of $1.00 per share in cash during the second quarter of 2000. There were no underwriters involved in the sale, and no underwriting discounts or commissions. The securities were sold pursuant to exemptions under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder; the offering was to a single sophisticated, accredited investor in a transaction not involving public solicitation or advertising.

Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on June 14, 2000, the following items were voted on:

     PROPOSITION                       FOR      AGAINST     ABSTAIN   NON-VOTE

1.   Directors:
     Richard E. Balzhiser           11,640,946        0      26,643          0
     Nathan P. Morton               11,652,483        0      15,106          0
     Clifford G. Winckless          11,644,643        0      22,946          0

2.   Approve Weaver and Tidwell as  11,641,157   20,743       5,689          0
     Independent auditors for 2000

The following persons remained as additional Board members after the vote:

     Mr. William F. Griffin
     Mr. Benny E. Jay
     Dr. Norman Hackerman
     Mr. Roger Musson
     Mr. Kamal Siddiqi

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended June 30, 2000 and up to the date of this filing on Form 10-Q were:

          None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:                              August 14, 2000

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




                   ________________________________________

                                EXHIBITS TO
                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               June 30, 2000                      Number 0-16323



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
  (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code:
                            (512) 753-6500

       Securities registered pursuant to Section 12(b) of the Act:
                                  None

       Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $1.00 per share
                          (Title of Class)


INDEX TO EXHIBITS


No.                         Description                            Page

27      Financial Data Schedule                                     16