Form 10-Q
period 2000-09-30
ELECTROSOURCE INC
filed 2000-11-13
CIK 823927

FORM 10Q
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-16323

                            ELECTROSOURCE, INC.

          (Exact name of Registrant as specified in its charter)

      Delaware                                  742466304
State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

2809 Interstate 35 South, San Marcos, Texas           78666
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:        (512) 753-6500

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

Yes  __  No __

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,486,428 shares as of November 13, 2000.



                          INDEX TO FINANCIAL STATEMENTS
                                September 30, 2000

ELECTROSOURCE, INC.                          COMMISSION FILE NUMBER 0-16323

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

          Condensed Balance Sheets at September 30, 2000 (Unaudited)
            and December 31, 1999                                     Page  3

          Condensed Statements of Operations for the three and
            nine months ended September 30, 2000 and 1999 (Unaudited) Page  4

          Condensed Statements of Cash Flows for the three and nine
            months ended September 30, 2000 and 1999 (Unaudited)      Page  5

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

     Item 5.  Other Information                                       Page 12

     Item 6.  Exhibits and Reports on Form 8-K                        Page 12

INDEX TO EXHIBITS                                                     Page 15



                    Part I - Financial Information
Item 1.  Financial Statements
                         Electrosource, Inc.
                      Condensed Balance Sheets

                                    September 30, 2000   December 31,
                                        (Unaudited)          1999
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $   16,203    $  157,008
  Trade receivables                         3,301,682     1,417,736
  Inventories                                 203,600       167,569
  Prepaid expenses and other assets            53,802        45,247
TOTAL CURRENT ASSETS                        3,575,287     1,787,560
PROPERTY  AND  EQUIPMENT (net of
  accumulated depreciation of $4,781,514
  in 2000 and $4,322,045 in 1999)           2,654,212     2,753,849

INTANGIBLE  ASSETS (net of Accumulated
  Amortization of $2,376,832 in 2000 and
  $2,235,217 in 1999)                         671,842       813,457

OTHER ASSETS                                   50,250        52,500
TOTAL ASSETS                               $6,951,591    $5,407,366

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $1,084,988    $1,044,086
  Accrued liabilities                       2,042,006     1,399,285
  Deferred revenue and advance
    payments on batteries                     269,625       387,421
  Current portion of capital lease
    obligations                                78,809        71,513

TOTAL CURRENT LIABILITIES                   3,475,428     2,902,305

CAPITAL LEASE OBLIGATIONS
  (less current portion)                       82,873             -

SHAREHOLDERS' EQUITY (DEFICIT)
  Common  Stock, par value  $1.00 per
    share; authorized 50,000,000 shares;
    issued and outstanding 14,486,428,
    in 2000 and 12,137,699 in 1999         14,486,428    12,137,699
  Preferred Stock, par value $1.00 per
    share; authorized 10,000,000 shares;
    no shares issued or outstanding
    issued or outstanding                           -             -
  Common Stock subscription receivable       (467,663)     (467,663)
  Warrants                                          -             -
  Paid in capital                          52,187,605    51,552,598
  Accumulated deficit                     (62,813,080)  (60,717,573)
                                            3,393,290     2,505,061
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 6,951,591   $ 5,407,366

See notes to financial statements.


                              Electrosource, Inc.
                   Condensed Statements of Operations (Unaudited)

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                            2000         1999         2000        1999
Revenues
  Battery sale           $239,496     $152,230   $  749,532   $  427,204
  Project revenue         514,975      632,312    1,591,258    1,097,498
  Other income              9,836       53,338       24,808      108,154
  Interest income               4           13        1,666           77
                          764,311      837,893    2,367,264    1,632,933
Costs and expenses
  Manufacturing           671,289      569,167    2,190,022    1,897,466
  Selling, general and
    administrative        278,628      171,635    1,057,501      736,290
  Research and
    development           197,461      387,795      519,589      939,843
  Technology license
    and royalties          25,000       25,000       75,000       75,000
  Depreciation and
    amortization          187,740      223,589      601,086      690,687
  Interest expense         13,146        3,866       19,573       13,292
                        1,373,264    1,381,052    4,462,771    4,352,578
Loss before
  income taxes           (608,953)    (543,159)  (2,095,507)  (2,719,645)

  Income taxes                  -            -            -            -

Net loss                $(608,953)   $(543,159) $(2,095,507) $(2,719,645)

Net loss per
  common share             $(0.04)      $(0.05)      $(0.16)      $(0.28)

Average common shares
  outstanding          14,338,473   10,695,327   13,456,447    9,652,391

See notes to condensed financial statements.


                         Electrosource, Inc.
               Condensed Statements of Cash Flows Unaudited)

                                         Nine Months Ended September 30,
                                              2000             1999
OPERATING ACTIVITIES
  Net loss                                $ (2,095,507)    $(2,719,645)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization            601,084         684,486
      Non-cash interest expense                  2,250          44,888
  Changes in operating assets
    and liabilities:
      Increase in trade receivables         (1,883,946)       (915,009)
      (Increase) Decrease in inventories       (36,031)        176,986
      Increase in prepaid expenses
        and other assets                        (8,555)            (70)
      Increase (decrease)in accounts
        payable and accrued liabilities        683,623         (40,200)
      Decrease in deferred revenue and
        advance payments on batteries         (117,796)       (253,134)
CASH USED IN OPERATING ACTIVITIES           (2,854,878)     (3,021,698)

INVESTING ACTIVITIES
  Purchases of property and equipment, net    (218,786)        (56,890)
CASH USED IN INVESTING ACTIVITIES             (218,786)        (56,890)

FINANCING ACTIVITIES
  Payment of capital lease obligations         (50,877)              -
  Proceeds from issuances of
    common stock, net                        2,983,736       2,877,186
CASH PROVIDED BY FINANCING ACTIVITIES        2,932,859       2,877,186

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (140,805)       (201,402)

Cash and cash equivalents
  at beginning of period                       157,008         207,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD      16,203           5,844


See notes to financial statements.


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


NOTE B - INVENTORIES

                                             2000         1999

      Raw materials                       $117,620      $121,027
      Work in progress                      76,949        46,222
      Finished goods                         9,031           320
                                          $203,600      $167,569


NOTE C - PROPERTY AND EQUIPMENT

                                             2000          1999

      Office equipment                   $  801,610    $  801,610
      Self constructed assets in
        progress                            241,183             -
      Production and lab equipment        5,517,014     5,398,365
      Leasehold improvements                875,919       875,919
                                          7,435,726     7,075,894
      Less - accumulated depreciation
        and amortization                 (4,781,514)   (4,322,045)
      Total Property and Equipment       $2,654,212    $2,753,849


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


NOTE F - LIQUIDITY

Under the terms of an Agreement entered into with the Company in June 1998, Kamkorp Limited ("Kamkorp") has provided $6,000,000 of equity funding for 6,000,000 Common Shares ("shares") at $1.00 per share. In addition, Kamkorp was granted an option to purchase up to 3,000,000 shares at $1.00 per share under the initial agreement. On October 27, 1999, the Company granted Kamkorp an option to purchase an additional 3,000,000 shares of its Common Stock at a price of $1.00 per share. As of November 13, 2000, Kamkorp has exercised 2,500,000 of these shares and notified the Company that it will exercise the remaining 500,000. As of September 30, 2000, Kamkorp is the record owner of 6,130,000 shares or 42.3% of the Company's 14,486,428 outstanding shares of Common Stock and, including options to purchase Common Stock, the beneficial owner of 8,776,500 shares or 51% of the Company's Common Stock (assuming the purchase of the 2,646,500 unexercised shares remaining under the Agreement). Kamkorp has purchased 2,000,000 shares (13.8%) and 723,500 shares (5.0%) under the Agreements and assigned the stock to Kamkorp Holdings Limited ("KHL") and Kamkorp Microelectronics SA ("KM"), respectively. Neither KHL or KM are subsidiaries of Kamkorp Limited. The Company has issued 500,000 (3.5%) shares to Park Tower Management Limited at the request of Kamkorp Limited under the Agreement. The Company granted Kamkorp demand and piggyback registration rights with respect to all such shares.

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

During the nine months ended September 30, 2000, existing battery orders and contract work have not been adequate to sustain the Company on an ongoing basis and the Company continues to be dependent on cash payments from Kamkorp and its affiliates to continue operations on a day-to-day basis. The Company anticipates that funds will be available from Kamkorp in an amount sufficient to sustain operations; however, Kamkorp is not obligated to provide this funding.

The Company has approximately $1,078,000 of outstanding accounts payable, as of November 10, 2000, most of which is payable to raw materials suppliers and service providers, some of which is considerably past due.
In the first nine months of 2000, several vendors and service providers have filed suits against the Company. Payout agreements were worked out with most of these vendors and service providers. Currently, the Company is in default on most of these payout agreements. One of these agreements was with the Hays County Tax Assessor-Collector for unpaid property taxes. On July 31, 2000, the Company was served a Tax Search and Seizure Warrant by Hays County for the collection of $195,359 in cash or the equivalent in personal property owned by the Company. Subsequently, the Company has paid the total amount that was due to the Hays County Tax Assessor-Collector. Another of these agreements was with an equipment leasing firm which repossessed equipment in October since the Company was unable to continue making the agreed payments. The Company is making efforts to satisfy these old obligations while continuing to produce limited quantities of batteries for its customers.

As of November 10, 2000 the Company has not met its obligations to pay certain monthly operating costs including building rent, utilities, corporate insurance premiums, worker's compensation insurance premiums, payroll, employee health and life insurance premiums, payments to the Internal Revenue Service for payroll taxes, 401(k) contributions and employee expense reports.

Funding from Kamkorp, additional battery orders, or other financing will be required to continue operations. There can be no assurance that the Company will obtain such additional funding or battery orders.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Financial Condition

The Company's cash balance decreased from $157,008 to $16,203 during the nine months ended September 30, 2000, as a result of operating losses in excess of equity sales. The Company sold an additional 650,000; 723,500;
and 500,000 shares of Common Stock to Kamkorp for $1.00 per share in the quarters ended March 31, June 30 and September 2000 respectively (the
723,500 shares were assigned to Kamkorp Microelectronics SA); participants in the Company's stock option plans exercised options for 139,721; 41,533 and 10,195 shares of Common Stock in the aggregate for a total consideration of approximately $282,399; $72,054 and $17,617, and 280,830 and 2,950
warrants were exercised for a total consideration of approximately $730,604 and $7,561. Subsequent to September 30, 2000 the Company was notified that it was Kamkorp's intention to exercise an additional 500,000 shares of its Common Stock to Kamkorp at $1.00 per share to provide needed working capital.

As of November 10, 2000 the Company has not met its obligations to pay certain monthly operating costs including building rent, utilities, corporate insurance premiums, worker's compensation insurance premiums, payroll, employee health and life insurance premiums, payments to the Internal Revenue Service for payroll taxes, 401(k) contributions and employee expense reports. Funding from Kamkorp, additional battery orders, or other financing will be required to continue operations. There can be no assurance that the Company will obtain such additional funding or battery
orders.   Inventories increased from $167,569 to $203,600.

Results of Operations:

Revenues. The Company had battery sales of approximately $239,000 and $750,000 for the three and nine months ended September 30, 2000 compared to $152,000 and $427,000 for the three and nine months ended September 30, 1999. Approximately 59% (three months) and 41% (nine months) of the year 2000 battery sales were to Frazer-Nash Research LTD and Electrosource International LTD, collectively (Kamkorp Limited affiliated companies). Approximately 26% (three months) and 23% (nine months) of the year 2000 battery sales were to Chrysler and Lockheed Martin, collectively.

Approximately 36% of the first nine months of 1999 battery sales were to Lockheed Martin for use in Hybrid Electric Vehicles ("HEV") and Electric Vehicles ("EV") they were producing for testing and evaluation. The majority of the remainder of the first nine months of 1999 battery sales (30%) were to Chrysler Corporation. These purchases were for testing and evaluation of the Horizon battery in the EPIC Minivan Program.

The Company had project revenue of approximately $515,000 and $1,591,000 for the three and nine months ended September 30, 2000 compared to $632,000 and $1,097,000 for the three and nine months ended September 30, 1999. Seventy-nine and sixty-two percent of the revenue generated in the first nine months of 2000 and 1999, respectively, was under agreements with Frazer-Nash Research Limited and Frazer-Nash Research, Inc. for the continued research and development of the Company's battery technology.
The balance of the revenue generated in 2000 and 1999 was from cooperative development and research agreements with the Defense Advanced Research Projects Agency ("DARPA") and with the Department of Energy ("DOE") and other smaller projects. The DARPA programs are for various HEV and EV applications. The DOE program is for the development of core technology for a lithium polymer material eventually to be used in batteries.

Costs and Expenses. Total costs were nearly identical for the three and nine months ended September 30, 2000 compared to the same periods in 1999. Manufacturing costs have remained high as a percentage of battery sales, primarily due to the lack of capital required to further automate the production processes, materials being purchased in low volumes and the fixed facility cost for leasing and maintaining the 88,000 square foot manufacturing and office facility. Management expects that manufacturing costs can decrease as a percentage of battery sales as volume production begins; however, additional capital will be required to significantly reduce labor and raw material costs per battery.

Selling, general and administrative costs increased for the three and nine months ended September 30, 2000 compared to the same period in 1999 primarily due to an increase in marketing and business related travel costs, patent protection costs, and penalties, late charges and legal fees resulting from past due accounts, financing activities and general corporate counsel.

Research and development costs decreased for the three and nine months ended September 30, 2000 compared to the same period in 1999 due to the completion of the cooperative development and research agreements with the Defense Advanced Research Projects Agency and with the Department of Energy, and because the Company has been continuing research and development of its technology with Frazer-Nash as discussed above.

Depreciation and amortization costs decreased for the three and nine months ended September 30, 2000 compared to the same period in 1999 primarily due to the full depreciation of various pieces of production equipment during 1999 and 2000 which remain in use.

Interest costs increased for the three and nine months ended September 30, 2000 compared to the same period in 1999 as the Company is incurring significant interest charges on past due accounts.

Liquidity and Capital Resources. Liquidity and Capital Resources have been discussed in detail under "NOTE F - LIQUIDITY" to the interim financial statements, which is incorporated into this Item 2 by reference.

In addition to the disclosures under that Note, in December 1997, the Company issued 299,304 shares of Common Stock to BDM as partial payment for past obligations owed to BDM for occupancy related costs (which the Company has accrued) and as prepayment under operating leases for manufacturing equipment which are guaranteed by BDM. The number of shares issued was determined based on the fair market value of the shares at the date of the agreement ($2.56 per share). When the shares are sold by BDM, the proceeds will be used to satisfy these past and future obligations. If the proceeds from the sale of such shares are not sufficient to satisfy the obligations, the Company will issue additional shares of Common Stock or pay cash to BDM to make up the deficiency. BDM has agreed to reduce amounts owed to it by at least $1.00 per share or $299,304 for the shares issued. BDM will retain any overage from the sale of such shares in excess of the amounts owed. The Company's closing market price as reported by Nasdaq on November 10, 2000 was $2.00.

In the first nine months of 2000, several vendors and service providers have filed suits against the Company. Payout agreements were worked out with most of these vendors and service providers. Currently, the Company is in default on most of these payout agreements. One of these agreements was with the Hays County Tax Assessor-Collector for unpaid property taxes.
On July 31, 2000, the Company was served a Tax Search and Seizure Warrant by Hays County for the collection of $195,359 in cash or the equivalent in personal property owned by the Company. Subsequently, the Company has paid the total amount that was due to the Hays County Tax Assessor-Collector. Another of these agreements was with an equipment leasing firm which repossessed equipment since the Company was unable to continue making payments. The Company is making efforts to satisfy these old obligations while continuing to produce limited quantities of batteries for its customers.

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



                         Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

         The Company sold 500,000 shares of its Common Stock under the Agreement with Kamkorp Limited at a price of $1.00 per share in cash during the third quarter of 2000. There were no underwriters involved in the sale, and no underwriting discounts or commissions. The securities were sold pursuant to exemptions under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder; the offering was to a single sophisticated, accredited investor in a transaction not involving public solicitation or advertising.

Item 3.  Defaults on Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Effective July 28, 2000, Ms. Audrey Dearing retired from her position as Corporate Secretary.
         Effective October 12, 2000, Mr. Don Perriello was appointed as Assistant Corporate Secretary.

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
         10.   Consulting Agreement-A. Dearing
         27.   Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during the quarter ended September 30, 2000 and up to the date of this filing on Form 10-Q were:

     None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  November 13, 2000
                                        ELECTROSOURCE, INC.



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




                                   EXHIBITS TO
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended              Commission File
               September 30, 2000                 Number 0-16323






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
 (Address of principal executive offices)              (Zip Code)

          Registrant's telephone number, including area code:
                              (512) 753-6500

       Securities registered pursuant to Section 12(b) of the Act:
                                   None

       Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $1.00 per share
                              (Title of Class)



INDEX TO EXHIBITS


No.                      Description                         Page

10       Consulting Agreement-A. Dearing                      16
27       Financial Data Schedule                              27